Form 10QSB
period 1995-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1995-11-09
CIK 758009

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period.........to.........

                           Commission file number 0-14369


                        SHELTER PROPERTIES VII LIMITED PARTNERSHIP
         (Exact name of small business issuer as specified in its charter)


         South Carolina                                    57-0784852
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                                    29602
(Address of principal executive offices)                          (Zip Code)

                 Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                            CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                September 30, 1995


Assets
     Cash:
         Unrestricted                                                                                      $   451,627
         Restricted--tenant security deposits                                                                   94,167
     Investments                                                                                               250,624
     Accounts receivable                                                                                         4,231
     Escrow for taxes                                                                                          116,644
     Restricted escrows                                                                                        165,769
     Other assets                                                                                              246,668
     Investment properties:
         Land                                                                      $ 1,774,028
         Buildings and related personal property                                    18,117,422
                                                                                    19,891,450
         Less accumulated depreciation                                             (8,190,792)              11,700,658
                                                                                   ----------               ----------

                                                                                                           $13,030,388

Liabilities and Partners' Capital (Deficit)
Liabilities
     Accounts payable                                                                                      $    46,053
     Tenant security deposits                                                                                   93,756
     Accrued taxes                                                                                             135,461
     Other liabilities                                                                                         103,226
     Mortgage notes payable                                                                                 11,473,623

Partners' Capital (Deficit)
     General partners                                                             $  (136,654)
     Limited partners (17,343 units
         issued and outstanding)                                                     1,314,923               1,178,269
                                                                                    ----------              ----------

                                                                                                           $13,030,388




                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

b)                         SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                                  Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,

                                                            1995                 1994                  1995               1994
                                                          --------             --------               ------             ------
Revenues:
     Rental income                                        $847,169             $821,538             $2,453,724         $2,373,304
     Other income                                           35,418               40,285                114,350             90,052
                                                           -------              -------              ---------         ---------
         Total revenues                                    882,587              861,823              2,568,074          2,463,356
                                                           -------              -------              ---------         ---------

Expenses:
     Operating                                             211,049              187,666                624,913            549,377
     General and administrative                             28,907               25,233                 87,579             82,298
     Property management fees                               44,035               41,456                126,928            121,584
     Maintenance                                           151,226              181,728                385,596            363,105
     Depreciation                                          180,207              164,622                531,042            473,142
     Interest                                              231,872              233,826                697,714            725,740
     Property taxes                                         45,158               46,986                138,492            139,831
                                                           -------              -------              ---------          ---------
         Total expenses                                    892,454              881,517              2,592,264          2,455,077
                                                           -------              -------              ---------          ---------

Loss on disposal of property                                    --             (38,549)                     --           (38,549)
                                                           -------             -------               ---------         ---------

         Net loss                                         $ (9,867)            $(58,243)            $  (24,190)       $  (30,270)
                                                           =======              =======              =========         =========

Net loss allocated
     to general partners (1%)                             $    (99)            $   (582)            $     (242)       $     (303)
Net loss allocated
     to limited partners (99%)                               (9,768)             (57,661)               (23,948)         (29,967)
                                                            -------              -------              ---------        ---------
                                                           $ (9,867)            $(58,243)            $  (24,190)      $  (30,270)
                                                            =======              =======              =========         =========
Net loss per limited
     partnership unit                                      $   (.56)            $  (3.32)            $    (1.38)       $    (1.73)
                                                            =======              =======              =========          =========



                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

c)                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                          (Unaudited)



                                                        Limited
                                                      Partnership            General             Limited
                                                         Units              Partners             Partners               Total
Original capital contributions                           17,343           $   2,000            $17,343,000           $17,345,000
                                                         ======            ========             ==========            ==========
Partners' capital (deficit) at
     December 31, 1994                                   17,343          $(136,412)            $ 1,338,871           $ 1,202,459
Net loss for the nine months
     ended September 30, 1995                                --               (242)               (23,948)              (24,190)
                                                         ------           --------             ----------            ----------
Partners' capital (deficit) at
     September 30, 1995                                  17,343          $(136,654)            $ 1,314,923           $ 1,178,269
                                                         ======           ========              ==========            ==========



                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

d)                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           1995                   1994
                                                                                         --------               ------
Cash flows from operating activities:
     Net loss                                                                          $ (24,190)           $   (30,270)
     Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation                                                                     531,042                473,142
         Amortization of discounts and loan costs                                          32,141                 28,816
         Loss on disposal of property                                                          --                 38,549
         Change in accounts:
           Restricted cash                                                               (19,321)                (2,100)
           Accounts receivable                                                            (1,608)                (6,816)
           Escrows for taxes                                                               32,745                 50,784
           Other assets                                                                    15,289                  8,848
           Accounts payable                                                              (36,679)                (7,855)
           Tenant security deposit liabilities                                             20,906                  2,100
           Accrued taxes                                                                 (33,522)               (33,076)
           Other liabilities                                                              (3,537)                  2,574
                                                                                        --------              ----------
                 Net cash provided by
                      operating activities                                                513,266                524,696
                                                                                         --------             ----------

Cash flows from investing activities:
     Property improvements and replacements                                             (504,204)              (278,786)
     Cash invested in short-term investments                                            (350,624)                     --
     Cash received from matured investments                                               100,000                     --
     Deposits to restricted escrows                                                       (7,026)                (5,094)
     Receipts from restricted escrows                                                      12,428                 33,081
     Insurance proceeds from property damage                                               31,366                     --
                                                                                         --------             ----------
                 Net cash used in investing
                      activities                                                        (718,060)              (250,799)
                                                                                        --------             ----------

Cash flows from financing activities:
     Payments on mortgage notes payable                                                 (114,992)               (90,482)
     Repayment of mortgage note payable                                                        --            (6,909,833)
     Refinancing proceeds                                                                      --              6,910,000
     Loan costs                                                                                --               (61,714)
                                                                                         --------            ----------
                 Net cash used in financing
                      activities                                                        (114,992)              (152,029)
                                                                                        --------             ----------

Net (decrease) increase in cash                                                         (319,786)                121,868

Cash at beginning of period                                                               771,413                687,936
                                                                                         --------             ----------
Cash at end of period                                                                   $ 451,627            $   809,804
                                                                                         ========             ==========
Supplemental disclosure of cash
     flow information:
     Cash paid for interest                                                             $ 665,573            $   696,924
                                                                                         ========             ==========

                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

e)                           SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS
                                               (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

     Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

     The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                   1995                         1994
Net cash provided by operating activities                                         $ 513,266                   $ 524,696
     Payments on mortgage notes payable                                           (114,992)                    (90,482)
     Property improvements and replacements                                       (504,204)                   (278,786)
     Changes in reserves for net operating
         liabilities                                                                 25,727                    (14,459)
     Change in restricted escrows, net                                                5,402                      27,987
     Additional reserves                                                                 --                   (175,000)
                                                                                   --------                   --------
           Net cash used in operations                                           $ (74,801)                  $  (6,044)
                                                                                  ========                    ========

     The Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $175,000 in 1994 to fund major capital improvements.

d)                       SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                            (unaudited)




NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

     The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1995 and 1994:

                                                                                    For the Nine Months Ended
                                                                                           September 30,
                                                                                  1995                          1994
Property management fees                                                       $126,928                       $121,584
Data processing services                                                         11,581                         11,563
Marketing services                                                                5,696                          3,766
Reimbursement for services of affiliates                                         33,907                         26,951

     The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                                                         Average
                                                                                        Occupancy

Property                                                                           1995                1994
--------                                                                           ----                ----
Hickory Ridge Apartments
    Memphis, Tennessee                                                               97%                97%
Governor's Park
    Fort Collins, Colorado                                                           89%                96%

    The Corporate General Partner attributes the decrease in occupancy at Governor's Park to the completion of several new apartment complexes in the area.

    The Partnership's net loss for the nine months ended September 30, 1995, was $24,190 with the third quarter having a loss of $9,867. The Partnership had net losses of $30,270 and $58,243 for the corresponding periods of 1994. The decrease in net loss is primarily attributable to the loss on disposal of property in 1994 when fourteen roofs were replaced at Hickory Ridge. Also contributing to this decrease was increased other income due to additional tenant charges arising primarily from lease cancellation fees at both Governor's Park and Hickory Ridge and increased interest income due to higher interest rates in 1995. Offsetting these changes was an increase in operating expense due to increased advertising and concessions at Governor's Park to combat the competition from new apartment complexes in the area. Also contributing to the increase in operating expenses was the hiring of a leasing agent at Governor's Park and the hiring of a groundskeeper at Hickory Ridge to handle increasing demands. In addition, depreciation expense increased due to the large amount of additions at Governor's Park in 1994.

    As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

    At September 30, 1995, the Partnership reported unrestricted cash of $451,627 versus $809,804 for the same period of 1994. Net cash provided by operating activities decreased primarily due to the payment of fire damage expenses accrued at December 31, 1994. In addition, restricted cash increased due to a new policy at Governor's Park in 1995 requiring tenants to pay a $500 pet security deposit. This increase was offset by the related increase in security deposit liabilities. Net cash used in investing activities increased primarily due to increased property improvements in the first nine months of 1995 over the same period of 1994. These property improvements are mainly attributable to the vinyl siding project at Hickory Ridge. In addition, the Partnership placed available cash into short-term investments in 1995. Net cash invested in short-term investments of approximately $250,000 also contributed to this change. In addition, Governor's Park received insurance proceeds of approximately $31,000 in 1995 related to fire damage. Net cash used in financing activities decreased primarily due to the loan costs incurred in the first quarter of 1994 related to the refinancing of Hickory Ridge.

    The Corporate General Partner budgeted $450,000 for vinyl siding and other exterior renovations on approximately half of the buildings at Hickory Ridge Apartments, which will be funded from property operations and Partnership reserves. As of September 30, 1995, approximately $380,000 had been spent. In addition, the second phase of the exterior renovation project, which includes the remaining buildings at Hickory Ridge, is scheduled to begin in late 1995 or early 1996, provided the Partnership maintains adequate cash reserves.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,473,623, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were recorded in 1994 or during the first nine months of 1995. At this time, the Corporate General Partner does not anticipate making a cash distribution during 1995.

                                    PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

               b) Reports on Form 8-K: None filed during the quarter ended September 30, 1995.

                                      SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                       By: Shelter Realty VII Corporation
                            Corporate General Partner



                      By:/s/ William H. Jarrard, Jr.
                             William H. Jarrard, Jr.
                             President and Director




                      By:/s/ Ronald Uretta
                             Ronald Uretta
                             Treasurer
                            (Principal Financial Officer
                             and Principal Accounting Officer)



                             Date:  November 9, 1995