Form 10KSB
period 1995-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1996-03-13
CIK 758009

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-14369

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,461,239

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1994. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interest, it is the Managing General Partners's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated March 18, 1985 (included in Registration Statement, No.2-94604, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1. Description of Business

      Shelter Properties VII Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired two existing apartment properties and a newly constructed apartment property during 1985 and has been operating them since that time with the exception of Sailpointe Apartments, upon which the Partnership allowed the lender to foreclose on December 31, 1991.

      Commencing March 18, 1985, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton"), currently known as Shearson Lehman Brothers, up to 49,900 Units of Limited Partnership Interest (the "Units") at $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner. Limited Partners are not required to make any additional capital contributions.

      The Units were registered under the Securities Act of 1933 pursuant to Registration Statement No. 2-94604 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated March 18, 1985, (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

      The offering terminated on November 5, 1985. Upon termination of the offering, the Registrant had accepted subscriptions for 17,343 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $17,343,000. Unsold Units (numbering 32,657) were deregistered pursuant to Post Effective Amendment No. 3 filed with the Securities and Exchange Commission on November 13, 1985. The Registrant invested approximately $14,177,000 of such proceeds in two existing apartment properties and one newly constructed apartment property and thereby completed its acquisition program in December 1985.

      During December 1991, after unsuccessful negotiations to refinance the mortgage note on Sailpointe, the Partnership allowed the lender to foreclose on the property. The remaining two properties continue to be held by the Partnership.

      A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by Shelter Realty VII Corporation, the Corporate General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.


 Item 2.    Description of Properties:

      The following table sets forth the Registrant's investments in properties:

                              Date of
     Property                 Purchase       Type of Ownership            Use
 Hickory Ridge Apartments     08/27/85    Fee ownership subject to      Apartment
  Memphis, Tennessee                      first mortgage.               378 units

 Governor's Park Apartments   09/30/85    Fee ownership subject to      Apartment
  Ft. Collins, Colorado                   first and second mortgages.   188 units



Schedule of Properties:


                            Gross
                           Carrying    Accumulated                          Federal
 Property                   Value     Depreciation      Rate    Method     Tax Basis
 Hickory Ridge Apts.     $12,889,425   $5,760,562     5-29 yrs    S/L    $ 6,843,614

 Governor's Park Apts.     7,151,268    2,615,438     5-39 yrs    S/L      3,492,195

                         $20,040,693   $8,376,000                        $10,335,809



     See Note A to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                    Principal                                        Principal
                    Balance At      Stated                            Balance
                   December 31,   Interest     Period    Maturity     Due At
 Property              1995         Rate     Amortized     Date      Maturity

 Hickory Ridge      $ 6,724,857     7.50%       (1)      03/01/01   $6,056,545

 Governor's Park
   1st Mortgage       4,644,112     7.83%       (2)      10/15/03    4,099,195
   2nd Mortgage         146,880     7.83%       none     10/15/03      146,880
                     11,515,849
 Less unamortized
   discounts            (80,088)

      Total         $11,435,761


(1) The principal balance is being amortized over 300 months with a balloon payment due March 1, 2001.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.


     Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                     Average Annual        Average Annual
                                 Rental Rates Per Unit       Occupancy

                                   1995          1994       1995     1994

 Hickory Ridge                    $5,666        $5,392      97%       97%
 Governor's Park                   7,356         6,776      90%       95%

     The Corporate General Partner attributes the decrease in occupancy at Governor's Park to the completion of several new apartment complexes in the area.

     As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

     Real estate taxes and rates in 1995 for each property were:


                                       1995         1995
                                     Billing        Rate

 Hickory Ridge                      $108,602        3.16
 Governor's Park                      63,557        8.57

Item 3.      Legal Proceedings

     The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Registrant believes that all such pending or outstanding litigation is adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 4.      Submission of Matters to a Vote of Security Holders

     During the fourth quarter ended December 31, 1995, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5.  Market for Partnership Equity and Related Partner Matters

     As of December 31, 1995, there was minimal trading of the Units in the secondary market establishing a high and low value of $135 and $125, respectively, per unit as quoted in the January 1996, Stanger Report. In addition, there were 1,734 holders of record owning an aggregate of 17,343 Units. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $400 per apartment unit for each respective property.


Item 6.  Management's Discussion and Analysis or Plan of Operation

     This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

     The Partnership had a net loss for the year ended December 31, 1995, of $78,078, and net income of $315, for the year ended December 31, 1994. The net loss in 1995 is attributable to an increase in operating expense due to increased advertising and concessions at Governor's Park to combat the competition from new apartment complexes in the area. Also contributing to the increase in operating expense was the hiring of a leasing agent at Governor's Park and the hiring of a groundskeeper at Hickory Ridge to handle increasing demands. Maintenance expense increased due to major landscaping at Hickory Ridge. Also included in maintenance expense was an increase in gutter replacements, exterior building repairs, and exterior painting at Hickory Ridge incurred in conjunction with the siding project. Governor's Park also had an increase in exterior painting in 1995. Depreciation expense increased due to the large amount of additions in fixed assets in 1994 and 1995. General and administrative expense increased due to increased expenses related to the operations of the Partnership which included increased legal fees, appraisal fees and cost reimbursements. Offsetting these changes was an increase in other income due to additional tenant charges arising primarily from lease cancellation fees at both Governor's Park and Hickory Ridge and increased interest income due to higher interest rates in 1995.

     Management relies on the annual appraisals performed by independent appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended December 31, 1995, no adjustments for impairment of value were recorded.

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

Liquidity and Capital Resources

     At December 31, 1995, the Partnership had unrestricted cash of $579,533 compared to $771,413 for December 31, 1994. Net cash provided by operating activities decreased primarily due to the increase in net loss as discussed above and a decrease in accounts payable. Accounts payable decreased due to the payment of fire damage expenses accrued at December 31, 1994. In addition, restricted cash increased due to a new policy at Governor's Park in 1995 requiring tenants to pay a $500 pet security deposit. This increase was offset by the related increase in security deposit liabilities. Net cash used in investing activities increased primarily due to increased property improvements in 1995 over the same period in 1994. These property improvements are mainly attributable to the vinyl siding project at Hickory Ridge. In addition, the Partnership invested available cash in short-term investments in 1995 contributing to the change. Offsetting the increases, Governor's Park received insurance proceeds of approximately $31,000 in 1995 related to fire damage incurred in 1994. Net cash used in financing activities decreased primarily due to the loan costs incurred in the first quarter of 1994 related to the refinancing of Hickory Ridge.

     The Corporate General Partner budgeted $450,000 for vinyl siding and other exterior renovations on approximately half of the buildings at Hickory Ridge Apartments, which will be funded from property operations and Partnership reserves. As of December 31, 1995, all budgeted funds had been spent. In addition, the second phase of the exterior renovation project at Hickory Ridge, which has a budgeted cost of approximately $200,000, is scheduled to begin in early 1996 provided the Partnership maintains adequate cash reserves.

     The Partnership has no other material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,435,761, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were recorded in 1994 or 1995.


Item 7.  Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



         Report of Independent Auditors

         Consolidated Balance Sheet - December 31, 1995

         Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

         Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

         Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

         Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties VII Limited Partnership





We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 1996






                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995





 Assets

    Cash:
       Unrestricted                                              $   579,533
       Restricted--tenant security deposits                           90,762
    Investments (Note B)                                             100,143
    Accounts receivable                                                4,199
    Escrow for taxes                                                 160,727
    Restricted escrows                                               103,518
    Other assets                                                     255,105
    Investment properties: (Notes C & F)
       Land                                       $ 1,774,028
       Buildings and related personal property     18,266,665
                                                   20,040,693
       Less accumulated depreciation               (8,376,000)    11,664,693

                                                                 $12,958,680

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                             $    35,550
    Tenant security deposits                                          91,105
    Accrued taxes                                                    175,184
    Other liabilities                                                 96,699
    Mortgage notes payable (Note C)                               11,435,761


 Partners' Capital (Deficit)
    General partners                              $  (137,193)
    Limited partners (17,343 units
       issued and outstanding)                      1,261,574      1,124,381

                                                                 $12,958,680


           See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Years Ended December 31,
                                                 1995           1994

 Revenues:
    Rental income                            $3,308,474     $3,170,355
    Other income                                152,765        134,185
       Total revenues                         3,461,239      3,304,540

 Expenses:
    Operating                                   841,851        755,078
    General and administrative                  118,532        100,029
    Property management fees                    171,277        164,638
    Maintenance                                 584,325        495,704
    Depreciation                                716,250        649,563
    Interest                                    928,866        959,611
    Property taxes                              178,216        172,650
       Total expenses                         3,539,317      3,297,273

 Loss on disposal of property                        --         (6,952)

       Net (loss) income (Note D)            $  (78,078)    $      315

 Net (loss) income allocated
    to general partners (1%)                 $     (781)    $        3
 Net (loss) income allocated
    to limited partners (99%)                   (77,297)           312
                                             $  (78,078)    $      315
 Net (loss) income per limited
    partnership unit                         $    (4.46)    $      .02


           See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                     Limited
                                   Partnership      General      Limited
                                      Units         Partners     Partners        Total
 Original capital contributions       17,343       $   2,000   $17,343,000    $17,345,000

 Partners' capital (deficit) at
    December 31, 1993                 17,343       $(136,415)  $ 1,338,559    $ 1,202,144

 Net income for the year ended
    December 31, 1994                     --               3           312            315

 Partners' capital (deficit) at
    December 31, 1994                 17,343        (136,412)    1,338,871      1,202,459

 Net loss for the year ended
    December 31, 1995                     --            (781)      (77,297)       (78,078)

 Partners' capital (deficit) at
    December 31, 1995                 17,343       $(137,193)  $ 1,261,574    $ 1,124,381

           See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years Ended December 31,
                                                             1995           1994
 Cash flows from operating activities:
      Net (loss) income                                   $ (78,078)     $     315
      Adjustments to reconcile net (loss) income
       to net cash provided by operating activities:
       Depreciation                                         716,250        649,563
       Amortization of discounts and loan costs              42,914         39,400
       Gain on disposal of property                              --          6,952
       Change in accounts:
           Restricted cash                                  (15,916)        (6,371)
           Accounts receivable                               (1,576)         5,592
           Escrows for taxes                                (11,338)           942
           Other assets                                      (1,974)        (5,579)
           Accounts payable                                 (47,182)       (25,083)
           Tenant security deposit liabilities               18,255          4,375
           Accrued taxes                                      6,201           (257)
           Other liabilities                                (10,064)       (35,785)

               Net cash provided by
                operating activities                        617,492        634,064

 Cash flows from investing activities:
    Property improvements and replacements                 (653,448)      (437,996)
    Cash invested in short-term investments                (500,143)            --
    Cash received from matured investments                  400,000             --
    Deposits to restricted escrows                           (8,670)        (6,965)
    Receipts from restricted escrows                         76,323         83,303
    Insurance proceeds from property damage                  31,366             --

               Net cash used in investing activities       (654,572)      (361,658)

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (154,800)      (127,382)
    Repayment of mortgage note payable                           --     (6,909,833)
    Proceeds from long-term borrowings                           --      6,910,000
    Loan costs                                                   --        (61,714)

               Net cash used in financing activities       (154,800)      (188,929)

 Net (decrease) increase in cash                           (191,880)        83,477

 Cash at beginning of year                                  771,413        687,936
 Cash at end of year                                     $  579,533    $   771,413

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  885,952    $   920,211


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

The changes in accounts receivable and accounts payable were adjusted by $61,239 and $31,313, respectively, at December 31, 1994, for non-cash amounts in connection with property damage.


           See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VII Limited Partnership (the "Partnership ) was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2024. The Partnership commenced operations on August 27, 1985, and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns apartment properties in Tennessee and Colorado.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its one 99.99% owned partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever net cash used by operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash used by operations, as defined in the partnership agreement. However, "net cash used by operations" should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                           1995            1994
 Net cash provided by operating activities              $ 617,492       $ 634,064
     Property improvements and replacements              (653,448)       (437,996)
     Payments on mortgage notes payable                  (154,800)       (127,382)
     Changes in reserves for net operating
        liabilities                                        63,594          62,166
     Changes in restricted escrows, net                    67,653          76,338
     Insurance proceeds from property damage               31,366              --
     Additional operating reserves                             --        (210,000)

        Net cash used by operations                     $ (28,143)      $  (2,810)


Note A - Organization and Significant Accounting Policies (Continued)

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes.

The partnership agreement provides that 99% of distributions of net cash from operations are allocated to the limited partners until they receive net cash from operations for such fiscal year equal to 7% of their adjusted capital values (as defined in the partnership agreement), at which point the general partners will be allocated all net cash from operations until they have received distributions equal to 10% of the aggregate net cash from operations distributed to partners for such fiscal year. Thereafter, the general partners will be allocated 10% of any distributions of remaining net cash from operations for such fiscal year.

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Undistributed Net Proceeds from Refinancing: At December 31, 1995, $871,000 of net proceeds from refinancings remained undistributed.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property disposition, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' capital (deficit) for 1994 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 17,343 weighted average units outstanding.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the statements of operations and changes in partners' capital (deficit) for 1995 was allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 17,343 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as other reserves in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves during 1995 and 1994 was $63,594 and $62,166, respectively, which amounts were determined by considering changes in the balances of, restricted cash, accounts receivable, escrows for taxes, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

During 1994, the Corporate General Partner reserved an additional $210,000 for capital improvements.

Restricted Escrows:

         Capital Improvement Account - At the time of the refinancing of the Governor's Park mortgage note payable in 1993, $152,350 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1995, the balance in the capital improvement escrow was $23,818. Upon completion of the scheduled property improvements, any excess funds will be returned for property operations.

         Reserve Account - At the time of the refinancing of the Governor's Park mortgage note payable in 1993, a General Reserve Account was established with the refinancing proceeds from Governor's Park. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit and maintain net operating income (as defined in the mortgage note) to Governor's Park reserve account until it equals $400 per apartment unit or $75,200 in total. The balance in the reserve account at December 31, 1995, is $78,665, which includes interest earned on these funds.

Escrows for Taxes: Currently, these funds are held by the lender for Hickory Ridge. Governor's Park's escrow is held by the Partnership. Escrow funds are designated for the payment of real estate taxes.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 19 years for additions prior to January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Advertising Costs: Advertising costs of $48,953 in 1995 and $35,506 in 1994 are charged to expense as they are incurred and are included in operating expenses.

Cash:  The Partnership considers only unrestricted cash to be cash.
Certificates of deposit are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investments: Securities held-to-maturity and available-for-sale: The Corporate General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partnership's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. For the year ended December 31, 1995, no adjustments for impairment of value were recorded.

During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For the year ended December 31, 1995, no adjustments for impairment of value were recorded. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Note A - Organization and Significant Accounting Policies (Continued)

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Note B - Investments

Investments, stated at cost, consist of the following at December 31, 1995:


                                  Interest      Face                 Maturity
                                    Rate       Amount       Cost       Date

 First Union Corporation
  Certificate of Deposit            5.15%     $100,443    $100,000   01/22/96

The Partnership's investments are classified as held-to-maturity. The Corporate General Partner believes that the market value of the investments is approximately the same as the cost.

Note C - Mortgage Notes Payable

The principal terms of notes payable are as follows:


                         Principal        Monthly                           Principal
                         Balance At       Payment     Stated                 Balance
                        December 31,     Including   Interest  Maturity       Due At
   Property                 1995          Interest     Rate      Date        Maturity
 Hickory Ridge          $ 6,724,857       $ 51,064     7.50%   03/01/01    $6,056,545

 Governor's Park
  1st mortgage            4,644,112         34,707     7.83%   10/15/03     4,099,195
  2nd mortgage               146,880           958     7.83%   10/15/03       146,880

                         11,515,849       $ 86,729
 Less unamortized
  discounts                (80,088)

                        $11,435,761


Note C - Mortgage Notes Payable (Continued)

The estimated fair value of the Partnership's aggregate debt is $11,516,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

                   1996                          166,997
                   1997                          180,156
                   1998                          194,351
                   1999                          209,666
                   2000                          226,188
                Thereafter                    10,538,491

                                             $11,515,849
Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss:

                                                1995           1994

 Net income (loss) as reported                $ (78,078)     $     315
 Add (deduct):
  Depreciation differences                     (153,502)      (195,065)
  Unearned income                               (23,365)        17,520
  Loss on disposal of property                       --          6,952
  Other                                         (19,481)       (42,040)

 Federal taxable loss                         $(274,426)     $(212,318)

 Federal taxable loss per limited
      partnership unit                        $  (15.67)     $  (12.12)


Note D - Income Taxes (Continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


      Net assets as reported                 $ 1,124,381
      Buildings                                2,720,171
      Accumulated depreciation                (4,049,056)
      Syndication fees                         2,292,444
      Other                                       13,084

      Net assets - tax basis                 $ 2,101,024


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of Insignia Financial Group, Inc. in 1995 and 1994 are:

                                                     1995           1994

 Property management fees                          $171,277       $164,638
 Reimbursement for services of affiliates            67,708         54,614


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


Note F - Real Estate and Accumulated Depreciation

Apartment Properties

                                                  Initial Cost
                                                 To Partnership

                                                             Buildings         Cost
                                                            and Related     (Removed)
                                                             Personal     Subsequent to
 Description                Encumbrances        Land         Property      Acquisition
 Hickory Ridge Apts.        $ 6,724,857      $1,060,294     $11,838,660    $   (9,529)
  Memphis, Tennessee

 Governor's Park Apts.        4,790,992         713,734       6,495,700       (58,166)
  Ft. Collins, Colorado

    Totals                  $11,515,849      $1,774,028     $18,334,360    $  (67,695)



                              Gross Amount At Which Carried
                                  At December 31, 1995

                                       Buildings
                                       And Related
                                        Personal                     Accumulated     Date of        Date     Depreciation
   Description              Land        Property          Total    Depreciation    Construction   Acquired    Life-Years
Hickory Ridge Apts.      $1,060,294    $11,829,131    $12,889,425     $5,760,562    1971-1973     08/27/85       5-29
Memphis, Tennessee

Governor's Park Apts.
Ft. Collins, Colorado       713,734      6,437,534      7,151,268      2,615,438       1983       09/30/85       5-39

Totals                   $1,774,028    $18,266,665    $20,040,693     $8,376,000


Note F - Real Estate and Accumulated Depreciation (Continued)


Reconciliation of  Real Estate and Accumulated Depreciation :

                                              Years Ended December 31,
                                                1995           1994
 Real Estate

 Balance at beginning of year               $19,391,722    $19,064,399
  Property improvements                         653,448        437,996
  Disposal of property                           (4,477)      (110,673)

 Balance at End of Year                     $20,040,693    $19,391,722

 Accumulated Depreciation

 Balance at beginning of year               $ 7,663,032    $ 7,087,264
  Additions charged to expense                  716,250        649,563
  Disposal of property                           (3,282)       (73,795)

 Balance at End of Year                     $ 8,376,000    $ 7,663,032


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is $22,760,865 and $22,107,416, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $12,425,056 and $11,555,304.

Note G - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Partnership believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

         Individual General Partner - N. Barton Tuck, Jr., age 57, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

         Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty VII Corporation are set forth below. There are no family relationships between or among any officers or directors.


      Name                               Age        Position

William H. Jarrard, Jr.                  49         President and Director

Ronald Uretta                            39         Vice President and Treasurer

John K. Lines, Esq.                      36         Vice President and Secretary

Kelley M. Buechler                       38         Assistant Secretary


      William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard was employed by U.S. Shelter in a similar capacity for the three years prior to his joining Insignia.

      Ronald Uretta has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of MAG. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

      John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of Insignia. She is Assistant Secretary of AmReal Corporation. She has been employed by AmReal since 1984. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.    Executive Compensation

      Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

      No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.


Item 12.    Certain Relationships and Related Transactions

      The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended December 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

      The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1995, Insignia Management Group, L.P. received $171,277 in fees for property management.

      For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

      For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note E" of notes to financial statements included as part of this report.


Item 13.    Exhibits and Reports on Form 8-K


(a)   Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

      None.



                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                         By:   Shelter Realty VII Corporation
                                               Corporate General Partner



                                         By:   /s/William H. Jarrard, Jr.
                                               William H. Jarrard, Jr.
                                               President and Director



                                         Date: March 13, 1996


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date:  March 13, 1996
William N. Jarrard
President and Director



/s/Ronald Uretta                         Date:  March 13, 1996
Ronald Uretta
Treasurer
(Principal Financial Officer and
Principal Accounting Officer)


                                  EXHIBIT INDEX

Exhibit


3     See Exhibit 4(a)

4     (a)   Amended and Restated Certificate and Agreement of Limited
            Partnership [included as Exhibit A to the Prospectus of Registrant dated March 18, 1985 contained in Amendment No. 1 to Registration
            Statement No. 2-94604, of Registrant filed March 18, 1985 (the
            "Prospectus") and incorporated herein by reference].

      (b) Subscription Agreements and Signature Pages. [Filed with Amendment No. 1 of Registration Statement No. 2-94604, of Registrant filed March 18, 1985 and incorporated herein by reference].

      (c) Wrap around Deed of Trust Note and Deed of Trust and Personal Property Security Agreement between Boyle Trust and Investment Company and Shelter Properties VII to acquire Hickory Ridge Apartments.*

      (d) Promissory Note and Combination Deed of Trust, Security Agreement and Fixture Financing Statement between State Mutual Life Assurance Company of America and Shelter Properties VII to acquire Governor's Park Apartments.*

            *Filed as Exhibit 4(d) and 4(e), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

10(i) Contracts related to acquisition of properties.

      (a) Purchase Agreement dated October 8, 1984 as Amended by Addendum dated December 27, 1984 between Boyle and Trust and Investment Company, Trustee and U.S. Shelter Corporation to acquire Hickory Ridge Apartments. [Filed as Exhibit 10(E) to Amendment No. I of Registration Statement No. 2-94604 of the Registrant filed March 18, 1985 and incorporated herein by reference.]

      (b) Purchase Agreement dated January 14, 1985, between NFC/TDM Joint Venture and U.S. Shelter Corporation to acquire Governor's Park Apartments. [Filed as Exhibit 10(F) to Post-Effective Amendment No. 2 of Registration Statement No. 2-94604 of the Registrant filed June 27, 1985 and incorporated herein by reference.]

10(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.). [Filed with Amendment No. 1 of Registration Statement, No. 2-94604, of Registrant filed March 18, 1985 and incorporated herein by reference.]

  (iii)     Contracts related to refinancing of debt:

      (a) Tennessee Deed of Trust and Security Agreement dated December 28, 1988 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company relating to Hickory Ridge Apartments. *



                                  EXHIBIT INDEX

Exhibit


      (b) Promissory Note dated December 28, 1988 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company, a Massachusetts corporation, relating to Hickory Ridge Apartments. First Amendment to Note and Certification and Release by Borrower between John Hancock Mutual Life Insurance Company and Shelter Properties VII Limited Partnership and dated July 5, 1992. *

            *Filed as Exhibits 10(iii) (a) and (b), respectively, to Form 10KSB for the year ended December 31, 1992 and incorporated herein by reference.

      (c) First Deed of Trust Note dated September 30, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, relating to Governor's Park. **

      (d) Second Deed of Trust Note dated September 30, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, relating to Governor's Park. **

      (e) First Deed of Trust and Security Agreement between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments. **

      (f) Second Deed of Trust and Security Agreement between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments. **

      (g) First Collateral Assignment of Leases and Rents dated September 30, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments. **

      (h) Second Collateral Assignment of Leases and Rents dated September 30, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments. **

            **Filed as Exhibits 10 (iii) (a) through (h) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

      (i) Note Modification Agreement and Amended and Restated Promissory Note both dated February 28, 1994 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company relating to Hickory Ridge Apartments.

      (j) Modification to Security Instruments dated February 28, 1994 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company relating to Hickory Ridge Apartments.

            ***Filed as Exhibits 10(iii) (i) through (j) to Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

                                  EXHIBIT INDEX

Exhibit


22    Subsidiaries of the Registrant

27    Financial Data Schedule

99    (a)   Prospectus of Registrant dated March 18, 1985 [included in
            Registration Statement No. 2-94604, of Registrant] and incorporated herein by reference.


      (b) Agreement of Limited Partnership for Governor's Park Apartments VII Limited Partnership between Shelter Properties VII GP Limited Partnership and Shelter Properties VII Limited Partnership entered into September 9, 1993. ****

      (c) Agreement of Limited Partnership for Shelter Properties VII GP Limited Partnership between Shelter VII Limited Partnership and Shelter Realty VII Corporation. ****

            ****Filed as Exhibits 28(a) and (b) to Form 10QSB dated September 30, 1993 and incorporated herein by reference.