Form 10QSB
period 1996-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1996-05-03
CIK 758009

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


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                            $   881,529
       Restricted--tenant security deposits                         91,382
    Accounts receivable                                              2,587
    Escrow for taxes                                                66,293
    Restricted escrows                                              97,578
    Other assets                                                   241,064
    Investment properties:
      Land                                      $ 1,774,028
      Buildings and related personal property    18,300,296
                                                 20,074,324
      Less accumulated depreciation              (8,558,337)    11,515,987

                                                               $12,896,420

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                           $    27,228
    Tenant security deposits                                        91,725
    Accrued taxes                                                   79,311
    Other liabilities                                              106,961
    Mortgage notes payable                                      11,397,167

 Partners' Capital (Deficit)
    General partners                            $  (136,497)
    Limited partners (17,343 units
       issued and outstanding)                    1,330,525      1,194,028

                                                               $12,896,420

           See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Revenues:
     Rental income                                   $ 850,649       $ 796,661
     Other income                                       37,691          34,057
       Total revenues                                  888,340         830,718

 Expenses:
     Operating                                         197,630         174,968
     General and administrative                         37,722          28,159
     Property management fees                           44,195          41,501
     Maintenance                                        81,880          81,099
     Depreciation                                      182,338         171,532
     Interest                                          230,421         233,267
     Property taxes                                     44,507          48,185
       Total expenses                                  818,693         778,711

     Net income                                      $  69,647       $  52,007

 Net income allocated to general partners (1%)       $     696       $     520

 Net income allocated to limited partners (99%)         68,951          51,487

                                                     $  69,647       $  52,007

 Net income per limited partnership unit             $    3.98       $    2.97


           See Accompanying Notes to Consolidated Financial Statements

c)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners         Total
 Original capital contributions     17,343     $   2,000    $17,343,000     $17,345,000

 Partners' capital (deficit)
    at December 31, 1995            17,343     $(137,193)   $ 1,261,574     $ 1,124,381

 Net income for the three
    months ended March 31, 1996         --           696         68,951          69,647

 Partners' capital (deficit)
    at March 31, 1996               17,343     $(136,497)   $ 1,330,525     $ 1,194,028


           See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                            $  69,647      $  52,007
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         182,338        171,532
       Amortization of discounts and loan costs              10,802         10,686
       Change in accounts:
        Restricted cash                                        (620)         2,458
        Accounts receivable                                   1,612         (2,340)
        Escrows for taxes                                    94,433         90,745
        Other assets                                          5,214          4,424
        Accounts payable                                     (8,322)       (44,843)
        Tenant security deposit liabilities                     620            941
        Accrued taxes                                       (95,873)       (92,123)
        Other liabilities                                    10,262         13,924

            Net cash provided by operating activities       270,113        207,411

 Cash flows from investing activities:
    Property improvements and replacements                  (33,630)      (127,190)
    Deposits to restricted escrows                           (1,523)        (2,651)
    Receipts from restricted escrows                          7,463          4,428
    Insurance proceeds from property damage                      --         14,124

            Net cash used in investing activities           (27,690)      (111,289)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (40,570)       (37,607)

            Net cash used in financing activities           (40,570)       (37,607)

 Net increase in cash                                       201,853         58,515

 Cash and cash equivalents at beginning of period           679,676        771,413
 Cash and cash equivalents at end of period               $ 881,529      $ 829,928

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $ 219,619      $ 222,581

           See Accompanying Notes to Consolidated Financial Statements


e)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Cash and Cash Equivalents:

      Unrestricted - Unrestricted cash includes cash on hand and in banks and

Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

      Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.


Note B - Reconciliation of Cash Flows

   The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                     Three Months Ended
                                                          March 31,
                                                    1996              1995

 Net cash provided by operating activities      $ 270,114         $ 207,411
    Payments on mortgage notes payable            (40,570)          (37,607)
    Property improvements and replacements        (33,630)         (127,190)
    Change in restricted escrows, net               5,940             1,777
    Changes in reserves for net operating
     liabilities                                   (7,327)           26,814
    Additional reserves                          (200,000)         (355,000)

         Net cash used in operations            $  (5,473)        $(283,795)


   The Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $200,000 to fund maintenance items and capital improvements including the second phase of the vinyl siding project and possible roof repairs at Hickory Ridge. The Corporate General Partner reserved $355,000 in 1995 to fund maintenance items and capital improvements including the initial phase of the vinyl siding project at Hickory Ridge.


Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1996 and 1995 are as follows:

                                                    Three Months Ended
                                                           March 31,
                                                   1996               1995

 Property management fees                        $ 44,195           $ 41,501
 Reimbursement for services of affiliates          25,594             21,088


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Partnership's investment properties consists of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                        Average
                                                       Occupancy

 Property                                           1996       1995

 Hickory Ridge Apartments
   Memphis, Tennessee                                97%         98%

 Governor's Park Apartments
   Ft. Collins, Colorado                             92%         89%


     The Corporate General Partner attributes the increase in occupancy at Governor's Park to increased performance of the leasing staff, a tighter housing market, and less tenant turnover.

     The Partnership reported net income for the three months ended March 31, 1996, of $69,647 versus $52,077 for the corresponding period of 1995. The increase in net income is primarily attributable to an increase in other income and rental income. Lease cancellation fees and deposit forfeitures from increased turnover increased other income at Hickory Ridge during the first quarter of 1996. Also, other income increased due to an increase in interest income due to increased cash balances and interest rates. Rental income increased due to increased occupancy at Governor's Park as discussed above.

     Offsetting these increases was an increase in operating expense and general and administrative expense. Operating expense increased due to concessions offered at Governor's Park to increase occupancy and the hiring of a groundskeeper at Hickory Ridge during the third quarter of 1995 to handle increasing demands. General and administrative expense increased due to increased reimbursements to the Corporate General Partner and its affiliates and increased insurance expense due to additional coverage.

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

     At March 31, 1996, the Partnership had unrestricted cash of $881,529, compared to $829,928, for the same period in 1995. Net cash provided by operating activities increased as a result of the increase in net income as previously discussed. Cash used for accounts payable also decreased due to the timing of payments to vendors. Net cash used in investing activities decreased primarily due to decreased property improvements in 1996 compared to 1995.
These property improvements were mainly attributable to the vinyl siding project at Hickory Ridge. Net cash used in financing activities increased due to the increase in principal payments in 1996.

     The Corporate General Partner budgeted $217,000, for vinyl siding and other exterior renovations on the remaining portion of the buildings at Hickory Ridge Apartments, which will be funded from property operations and Partnership reserves. The Partnership may also have to fund significant roof repairs at Hickory Ridge in 1996.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,397,167, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were recorded in 1995 or the first quarter ended March 31, 1996.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as part of this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1996.


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



                                   Date: May 3, 1996