Form 10QSB
period 1996-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1996-08-08
CIK 758009

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                             $   871,958
       Restricted--tenant security deposits                          88,832
    Accounts receivable                                               1,871
    Escrow for taxes                                                 80,207
    Restricted escrows                                               81,419
    Other assets                                                    227,023
    Investment properties:
       Land                                      $ 1,774,028
       Buildings and related personal property    18,534,164
                                                  20,308,192
       Less accumulated depreciation              (8,746,182)    11,562,010

                                                                $12,913,320

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                            $    72,172
    Tenant security deposits                                         89,175
    Accrued taxes                                                    90,384
    Other liabilities                                               100,462
    Mortgage notes payable                                       11,357,826

 Partners' Capital (Deficit)
    General partners                             $  (136,404)
    Limited partners (17,343 units
       issued and outstanding)                     1,339,705      1,203,301

                                                                $12,913,320

           See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                     1996           1995          1996         1995
 Revenues:
    Rental income                $  878,757     $  809,894     $1,729,406    $1,606,555
    Other income                     33,926         44,875         71,617        78,932
       Total revenues               912,683        854,769      1,801,023     1,685,487

 Expenses:
    Operating                       241,548        280,288        483,373       496,757
    General and administrative       30,471         30,513         68,193        58,672
    Maintenance                     171,020        153,271        252,900       234,370
    Depreciation                    187,844        179,303        370,182       350,835
    Interest                        229,675        232,575        460,096       465,842
    Property taxes                   42,852         45,149         87,359        93,334
       Total expenses               903,410        921,099      1,722,103     1,699,810

    Net income (loss)            $    9,273     $  (66,330)    $   78,920    $  (14,323)

 Net income (loss) allocated
    to general partners (1%)     $       93     $     (663)    $      789    $     (143)
 Net income (loss) allocated
    to limited partners (99%)         9,180        (65,667)        78,131       (14,180)

                                 $    9,273     $  (66,330)    $   78,920    $  (14,323)
 Net income (loss) per limited
    partnership unit             $      .52     $    (3.79)    $     4.50    $     (.82)

           See Accompanying Notes to Consolidated Financial Statements

c)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners         Total
 Original capital contributions      17,343    $   2,000    $17,343,000     $17,345,000

 Partners' capital (deficit)
    at December 31, 1995             17,343    $(137,193)   $ 1,261,574     $ 1,124,381

 Net income for the six
    months ended June 30, 1996           --          789         78,131          78,920

 Partners' capital (deficit)
    at June 30, 1996                 17,343    $(136,404)   $ 1,339,705     $ 1,203,301

           See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Six Months Ended
                                                                   June 30,
                                                             1996           1995
 Cash flows from operating activities:
    Net income (loss)                                     $  78,920     $  (14,323)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                         370,182        350,835
       Amortization of discounts and loan costs              21,635         21,399
       Change in accounts:
        Restricted cash                                       1,930        (11,121)
        Accounts receivable                                   2,328         (1,779)
        Escrows for taxes                                    80,519         76,890
        Other assets                                         10,428          8,974
        Accounts payable                                     36,622         62,582
        Tenant security deposit liabilities                  (1,930)        14,284
        Accrued taxes                                       (84,800)       (78,680)
        Other liabilities                                     3,764         10,551

             Net cash provided by operating activities      519,598        439,612

 Cash flows from investing activities:
    Property improvements and replacements                 (267,498)      (379,927)
    Deposits to restricted escrows                           (2,197)        (4,806)
    Receipts from restricted escrows                         24,295          4,428
    Insurance proceeds from property damage                      --         31,366

             Net cash used in investing activities         (245,400)      (348,939)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (81,916)       (75,932)

             Net cash used in financing activities          (81,916)       (75,932)

 Net increase in cash                                       192,282         14,741

 Cash and cash equivalents at beginning of period           679,676        771,413
 Cash and cash equivalents at end of period               $ 871,958     $  786,154

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $ 438,461     $  443,443

           See Accompanying Notes to Consolidated Financial Statements


e)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Cash and Cash Equivalents:

Unrestricted - Unrestricted cash includes cash on hand and in banks and Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

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

Note B - Reconciliation of Cash Flows - continued

                                                       Six Months Ended
                                                            June 30,
                                                     1996               1995

 Net cash provided by operating activities     $   519,598        $   439,612
    Payments on mortgage notes payable             (81,916)           (75,932)
    Property improvements and replacements        (267,498)          (379,927)
    Change in restricted escrows, net               22,098               (378)
    Changes in reserves for net operating
     liabilities                                   (48,861)           (81,701)
    Additional reserves                           (150,000)                --

         Net cash used in operations             $  (6,579)         $ (98,326)

The Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $150,000 to fund maintenance items and capital improvements including the second phase of the vinyl siding project and possible roof repairs at Hickory Ridge.

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

                                                      Six Months Ended
                                                           June 30,
                                                   1996                1995

 Property management fees                       $  89,064           $  82,893
 Reimbursement for services of affiliates          50,781              36,307


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy

 Property                                         1996         1995
 Hickory Ridge Apartments
    Memphis, Tennessee                             97%         97%

 Governor's Park Apartments
    Ft. Collins, Colorado                          93%         87%


The Corporate General Partner attributes the increase in occupancy at Governor's Park to increased performance by the leasing staff, a tighter housing market, and a decrease in tenant turnover.

The Partnership reported net income for the six months ended June 30, 1996, of $78,920, with the second quarter having net income of $9,273. The Partnership reported net losses of $14,323 and $66,330 for the corresponding periods in 1995. The increase in net income is primarily attributable to an increase in rental income. Rental income increased as a result of increased occupancy at Governor's Park and rental rate increases. Operating expense also decreased due to a reduction in concessions offered at Governor's Park as occupancy increased.

Offsetting the increase in net income was a decrease in other income and an increase in general and administrative expense and maintenance expense. Other income decreased during the three months ended June 30, 1996, due to a decrease in lease cancellation fees at Governor's Park. The decrease in lease cancellation fees is due to the increase in occupancy and decrease in tenant turnover. General and administrative expense increased due to increased reimbursements to the General Partner and increased insurance expense due to additional coverage. Maintenance expense increased due to exterior painting at Governor's Park.

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

At June 30, 1996, the Partnership had unrestricted cash of $871,958 compared to $786,154 for the same period in 1995. Net cash provided by operating activities increased as a result of the increase in net income as previously discussed.
Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements in 1996 as compared to 1995. This decrease is mainly attributable to vinyl siding and other exterior renovations on the majority of buildings at Hickory Ridge being completed in 1995. Proceeds from insurance providers also decreased as the Partnership's investment properties have not incurred any casualties in 1996 or 1995. Governor's Park received insurance proceeds of approximately $31,000 in 1995 related to fire damage incurred in 1994. Net cash used in financing activities increased primarily due to the increase in principal payments in 1996 as a result of the normal amortization of mortgage indebtedness.

The Corporate General Partner budgeted $217,000 for vinyl siding and other exterior renovations on the remaining buildings at Hickory Ridge Apartments, which will be funded from property operations and Partnership reserves. The Partnership may have to fund significant roof repairs at Hickory Ridge in 1996 due to their age and condition.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,357,826, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were recorded in 1995 or the six months ended June 30, 1996.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.


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



                                   Date:  August 8, 1996