Form 10QSB
period 1996-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1996-10-28
CIK 758009

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


              For the quarterly period ended September 30, 1996

                                      or

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                       $   915,635
     Restricted--tenant security deposits                                    85,122
  Accounts receivable                                                         3,376
  Escrow for taxes                                                          124,362
  Restricted escrows                                                         82,592
  Other assets                                                              211,713
  Investment properties:
     Land                                          $ 1,774,028
     Buildings and related personal property        18,661,101
                                                    20,435,129
     Less accumulated depreciation                  (8,938,196)          11,496,933
                                                                        $12,919,733

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                      $    25,256
  Tenant security deposits                                                   85,465
  Accrued taxes                                                             130,818
  Other liabilities                                                         100,757
  Mortgage notes payable                                                 11,317,725

Partners' Capital (Deficit)
  General partners                                 $  (135,840)
  Limited partners (17,343 units
     issued and outstanding)                         1,395,552            1,259,712

          See Accompanying Notes to Consolidated Financial Statements

b)                      SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                   Three Months Ended            Nine Months Ended
                                     September 30,                 September 30,
                                   1996          1995            1996          1995
Revenues:
  Rental income                 $  885,758    $  847,169      $2,615,164    $2,453,724
  Other income                      42,210        35,418         113,827       114,350
     Total revenues                927,968       882,587       2,728,991     2,568,074

Expenses:
  Operating                        250,779       255,084         734,152       751,841
  General and administrative        29,112        28,907          97,305        87,579
  Maintenance                      130,245       151,226         383,145       385,596
  Depreciation                     192,014       180,207         562,196       531,042
  Interest                         228,914       231,872         689,010       697,714
  Property taxes                    40,493        45,158         127,852       138,492
     Total expenses                871,557       892,454       2,593,660     2,592,264

  Net income (loss)             $   56,411    $   (9,867)     $  135,331    $  (24,190)

Net income (loss) allocated
  to general partners (1%)      $      564    $      (99)     $    1,353    $     (242)
Net income (loss) allocated
  to limited partners (99%)         55,847       ( 9,768)        133,978       (23,948)

                                $   56,411    $  ( 9,867)     $  135,331    $  (24,190)

Net income (loss) per limited
  partnership unit              $     3.22    $     (.56)     $     7.73    $    (1.38)

          See Accompanying Notes to Consolidated Financial Statements

c)                      SHELTER PROPERTIES VII LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)

                                   Limited
                                 Partnership    General         Limited
                                     Units      Partners        Partners        Total
Original capital contributions      17,343     $   2,000      $17,343,000    $17,345,000

Partners' capital (deficit)
  at December 31, 1995              17,343     $(137,193)     $ 1,261,574    $ 1,124,381

Net income for the nine months
  ended September 30, 1996                         1,353          133,978        135,331

Partners' capital (deficit)
  at September 30, 1996             17,343     $(135,840)     $ 1,395,552    $ 1,259,712

          See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                           1996             1995
Cash flows from operating activities:
  Net income (loss)                                     $ 135,331       $  (24,190)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                          562,196          531,042
    Amortization of discounts and loan costs               32,498           32,141
    Change in accounts:
      Restricted cash                                       5,640          (19,321)
      Accounts receivable                                     823           (1,608)
      Escrows for taxes                                    36,364           32,745
      Other assets                                         16,911           15,289
      Accounts payable                                    (10,294)         (36,679)
      Tenant security deposit liabilities                  (5,640)          20,906
      Accrued taxes                                       (44,366)         (33,522)
      Other liabilities                                     4,058           (3,537)

         Net cash provided by operating activities        733,521          513,266

Cash flows from investing activities:
  Property improvements and replacements                 (394,435)        (504,204)
  Deposits to restricted escrows                           (3,369)          (7,026)
  Receipts from restricted escrows                         24,295           12,428
  Insurance proceeds from property damage                      --           31,366

         Net cash used in investing activities           (373,509)        (467,436)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (124,053)        (114,992)

         Net cash used in financing activities           (124,053)        (114,992)

Net increase (decrease) in cash                           235,959          (69,162)

Cash and cash equivalents at beginning of period          679,676          771,413
Cash and cash equivalents at end of period              $ 915,635       $  702,251

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 656,511       $  665,573

               See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

                                                       Nine Months Ended
                                                          September 30,
                                                     1996                1995

Net cash provided by operating activities         $ 733,521           $ 513,266
  Payments on mortgage notes payable               (124,053)           (114,992)
  Property improvements and replacements           (394,435)           (504,204)
  Change in restricted escrows, net                  20,926               5,402
  Changes in reserves for net operating
   liabilities                                       (3,496)             25,727
  Additional reserves                              (235,000)                 --

      Net cash used in operations                 $  (2,537)          $ (74,801)

The Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $235,000 to fund maintenance items and capital improvements including the second phase of the vinyl siding project and possible roof repairs at Hickory Ridge.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc. during the nine months ended September 30, 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                     Nine Months Ended
                                                        September 30,
                                                   1996           1995

Property management fees                        $ 134,959      $ 126,928
Reimbursement for services of affiliates           72,226         51,184

Included in "reimbursements for services of affiliates" for 1996 is $13,093 in reimbursements for construction oversight costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Hickory Ridge Apartments
  Memphis, Tennessee                               97%         97%

Governor's Park Apartments
  Ft. Collins, Colorado                            94%         89%

The Corporate General Partner attributes the increase in occupancy at Governor's Park to increased performance by the leasing staff, a tighter housing market, and a decrease in tenant turnover.

The Partnership reported net income for the nine months ended September 30, 1996, of $135,331, with the third quarter having net income of $56,411. The Partnership reported net losses of $24,190 and $9,867 for the corresponding periods in 1995. The increase in net income is primarily attributable to an increase in rental income due to increased occupancy at Governor's Park and rental rate increases at both properties. Other income increased for the three months ended September 30, 1996, due to higher interest rates and increased cash balances being held in interest bearing accounts. Also contributing to the increase in net income was the decrease in maintenance expense for the three months ended September 30, 1996, at Hickory Ridge. Hickory Ridge completed some major repair projects in 1995 such as exterior painting, gutter repairs, and landscaping.

Offsetting the increase in net income was an increase in general and administrative expense. General and administrative expense increased due to increased reimbursements to the General Partner and increased insurance expense due to additional coverage.

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

At September 30, 1996, the Partnership had unrestricted cash of $915,635 compared to $702,251 for the same period in 1995. Net cash provided by operating activities increased as a result of the increase in net income as previously discussed. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements in 1996 as compared to 1995. This decrease is mainly attributable to vinyl siding and other exterior renovations on the majority of buildings at Hickory Ridge being completed in 1995. Insurance proceeds from property damage decreased as the Partnership's investment properties have not incurred any material casualties in 1996 or 1995. Governor's Park received insurance proceeds of approximately $31,000 in 1995 related to fire damage incurred in 1994. Net cash used in financing activities increased due to the increase in principal payments in 1996 as a result of the amortization of mortgage indebtedness.

The Corporate General Partner budgeted $217,000 for vinyl siding and other exterior renovations on the remaining buildings at Hickory Ridge Apartments, which will be funded from property operations and Partnership reserves. The Partnership may have to fund significant roof repairs at Hickory Ridge in 1996 due to their age and condition.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,317,725, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were recorded in 1995 or the nine months ended September 30, 1996.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended September 30, 1996.


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


                             Date:  October 28, 1996