Form 10KSB
period 1996-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1997-03-24
CIK 758009

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $3,687,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General Partner's belief that such trading would not exceed $25,000,000.

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

Commencing March 18, 1985, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 49,900 Units of Limited Partnership Interest (the "Units") at $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner. Limited Partners are not required to make any additional capital contributions.

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

The Registrant has no employees. Management and administrative services are performed by Shelter Realty VII Corporation, the Corporate General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinities in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.


Item 2.   Description of Properties:

The following table sets forth the Registrant's investments in properties:


                            Date of
         Property           Purchase     Type of Ownership           Use

Hickory Ridge Apartments    08/27/85 Fee ownership subject to     Apartment
 Memphis, Tennessee                  first mortgage.              378 units

Governor's Park Apartments  09/30/85 Fee ownership subject to     Apartment
 Ft. Collins, Colorado               first and second mortgages.  188 units

Schedule of Properties:
(in thousands)

                        Gross
                      Carrying  Accumulated                     Federal
Property                Value  Depreciation    Rate   Method   Tax Basis

Hickory Ridge Apts.    $13,292   $6,290     5-29 yrs   S/L      $6,640

Governor's Park Apts.    7,261    2,844     5-39 yrs   S/L       3,322

                       $20,553   $9,134                         $9,962


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:
(in thousands)

                  Principal                                Principal
                  Balance At   Stated                       Balance
                 December 31, Interest  Period   Maturity    Due At
Property             1996       Rate   Amortized   Date     Maturity

Hickory Ridge     $ 6,622      7.50%     (1)    03/01/01    $6,057

Governor's Park
  1st Mortgage      4,589      7.83%     (2)    10/15/03     4,099
  2nd Mortgage        147      7.83%     none   10/15/03       147
                   11,358
Less unamortized
  discounts           (72)

Total             $11,286

(1) The principal balance is being amortized over 300 months with a balloon payment due March 1, 2001.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.


Average annual rental rate and occupancy for 1996 and 1995 for each property:

                                   Average Annual        Average Annual
                                Rental Rates Per Unit       Occupancy
                                   1996        1995       1996     1995

Hickory Ridge                    $5,971      $5,666       96%       97%
Governor's Park                   7,637       7,356       95%       90%

The Corporate General Partner attributes the increase in occupancy at Governor's Park to improved performance by the leasing staff, a tighter housing market, and a decrease in tenant turnover.

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

Real estate taxes and rates in 1996 for each property were (dollars in thousands):

                                    1996         1996
                                  Billing        Rate

Hickory Ridge                       $109         3.16
Governor's Park                       63         8.97

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


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter ended December 31, 1996, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 1,731 holders of record owning an aggregate of 17,343 Units. No cash distributions were made in 1996 or 1995. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded by an amount equal to $400 per apartment unit at Governor's Park.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership reported net income for the year ended December 31, 1996, of approximately $220,000 and a net loss of approximately $78,000 for the year ended December 31, 1995. The increase in net income is primarily attributable to an increase in rental income due to increased occupancy at Governor's Park and rental rate increases at both properties. Other income increased in 1996 due to an increase in cash balances held in interest bearing accounts, as well as an increase in lease cancellation fees. Also contributing to the increase in net income was the decrease in maintenance expense at Hickory Ridge. A major renovation project was completed in 1995 to improve the curb appeal at that complex.

Partially offsetting the increase in net income was an increase in general and administrative expenses. General and administrative expenses increased as a result of increased reimbursements to the General Partner as well as higher insurance expense due to additional coverage.

Management relies on the annual appraisals performed by outside appraisers to assess whether or not indicators of impairment exist with regard to the Partnership's investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property, which is stated on the books of the Partnership above the estimated value given in the appraisal, is compared to the undiscounted future cash flows attributable to that property. If such undiscounted future cash flows are not sufficient to recover the related property's carrying amount, such property is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the years ended December 31, 1996 and 1995, no adjustments for the impairment of value were recorded.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $1,055,000 compared to approximately $680,000 at December 31, 1995. Net cash provided by operating activities increased primarily as a result of the increase in net income as discussed above. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements in 1996 as compared to 1995. The decrease is mainly attributable to vinyl siding and other exterior renovations on the majority of buildings at Hickory Ridge which were completed in 1995. Insurance proceeds from property damage decreased as the Partnership's investment properties have not incurred any material casualties in 1996 or 1995. Governor's Park received insurance proceeds of approximately $31,000 in 1995 related to fire damage incurred in 1994. Net cash used in financing activities was comparable to that of 1995.

Included in maintenance expense is approximately $158,000 of major repairs and maintenance. This amount is comprised primarily of exterior building and landscaping expenses.

The Corporate General Partner has budgeted $210,000 in 1997 for vinyl siding and other exterior renovations for the remaining buildings at Hickory Ridge Apartments, which are to be funded from property operations and Partnership reserves. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,286,000, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. No cash distributions were made in 1996 or 1995. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

Item 7.  Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheet - December 31, 1996

     Consolidated Statements of Operations - Years ended December 31, 1996 and
         1995

     Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
         1995

     Notes to Consolidated Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 13, 1997


                      SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1996


Assets
  Cash:
     Unrestricted                                                 $ 1,055
     Restricted--tenant security deposits                              80
  Accounts receivable                                                   8
  Escrow for taxes                                                    160
  Restricted escrows                                                   83
  Other assets                                                        279
  Investment properties: (Notes B & E)
     Land                                         $ 1,774
     Buildings and related personal property       18,779
                                                   20,553
     Less accumulated depreciation                 (9,134)         11,419
                                                                  $13,084

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                $    39
  Tenant security deposits                                             80
  Accrued taxes                                                       175
  Other liabilities                                                   160
  Mortgage notes payable (Note B)                                  11,286

Partners' Capital (Deficit)
  General partners                                $  (135)
  Limited partners (17,343 units
   issued and outstanding)                          1,479           1,344

                                                                  $13,084


          See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                            Years Ended December 31,
                                               1996        1995
Revenues:
  Rental income                              $3,517     $3,308
  Other income                                  170        153
    Total revenues                            3,687      3,461

Expenses:
  Operating                                   1,000      1,013
  General and administrative                    127        119
  Maintenance                                   493        584
  Depreciation                                  758        716
  Interest                                      917        929
  Property taxes                                172        178
    Total expenses                            3,467      3,539

    Net income (loss) (Note C)               $  220     $  (78)

Net income (loss) allocated
  to general partners (1%)                   $    2     $   (1)
Net income (loss) allocated
  to limited partners (99%)                     218        (77)
                                             $  220     $  (78)

Net income (loss) per limited
  partnership unit                           $12.56     $(4.46)


          See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General      Limited
                                    Units     Partners    Partners     Total

Original capital contributions     17,343       $   2      $17,343    $17,345

Partners' capital (deficit) at
December 31, 1994                  17,343       $(136)     $ 1,338    $ 1,202

Net loss for the year ended
December 31, 1995                                  (1)         (77)       (78)

Partners' capital (deficit) at
December 31, 1995                  17,343        (137)       1,261      1,124

Net income for the year ended
December 31, 1996                                   2          218        220

Partners' capital (deficit) at
December 31, 1996                  17,343       $(135)     $ 1,479    $ 1,344


          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                          1996         1995
Cash flows from operating activities:
Net income (loss)                                       $  220        $ (78)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation                                            758          716
   Amortization of discounts and loan costs                 43           43
   Change in accounts:
      Restricted cash                                       11          (16)
      Accounts receivable                                   (4)          (2)
      Escrows for taxes                                      1          (11)
      Other assets                                         (59)          (2)
      Accounts payable                                       3          (47)
      Tenant security deposit liabilities                  (11)          18
      Accrued taxes                                         --            6
      Other liabilities                                     62          (10)

         Net cash provided by
           operating activities                          1,024          617

Cash flows from investing activities:
  Property improvements and replacements                  (512)        (653)
  Deposits to restricted escrows                            (4)          (8)
  Receipts from restricted escrows                          24           76
  Insurance proceeds from property damage                   --           31

         Net cash used in investing activities            (492)        (554)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (157)        (154)

Net cash used in financing activities                     (157)        (154)

Net increase (decrease) in cash                            375          (91)

Cash at beginning of year                                  680          771
Cash at end of year                                     $1,055        $ 680

Supplemental disclosure of cash flow information:
Cash paid for interest                                  $  832        $ 886


          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties VII Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2024. The Partnership commenced operations on August 27, 1985, and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns apartment properties in Tennessee and Colorado.

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

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash used by operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash used by operations, as defined in the partnership agreement. However, "net cash used by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       1996        1995
                                                        (in thousands)
Net cash provided by operating activities            $1,024       $ 617
Property improvements and replacements                 (512)       (653)
Payments on mortgage notes payable                     (157)       (154)
Changes in reserves for net operating
liabilities                                              (3)         64
Changes in restricted escrows, net                       20          68
Insurance proceeds from property damage                  --          31
Additional operating reserves                          (374)         --

Net cash used by operations                          $   (2)      $ (27)


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $374,000 at December 31, 1996, to fund the continuing capital improvements at the various Partnership properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

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

Undistributed Net Proceeds from Refinancing: At December 31, 1996, $871,000 of net proceeds from refinancings remained undistributed.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' capital (deficit) for 1996 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 17,343 weighted average units outstanding.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the statements of operations and changes in partners' capital (deficit) for 1995 was allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit was computed as 99% of net loss divided by 17,343 weighted average units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves during 1996 and 1995 was approximately ($3,000) and $64,000 respectively, which amounts were determined by considering changes in the balances of, restricted cash, accounts receivable, escrows for taxes, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows: At the time of the refinancing of the Governor's Park mortgage note payable in 1993, a General Reserve Account was established with the refinancing proceeds from Governor's Park. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit and maintain net operating income (as defined in the mortgage note) to the Governor's Park reserve account until it equals $400 per apartment unit or $75,200 in total. The balance in the reserve account at December 31, 1996, is approximately $82,000, which includes interest earned on these funds.

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

Loan Costs: Loan costs of approximately $304,000, net of accumulated amortization of approximately $104,000, are included in other assets and are being amortized on a straight-line basis over the life of the related loan.

Advertising Costs: Advertising costs of approximately $47,000 in 1996 and $49,000 in 1995 were charged to expense as incurred and are included in operating expenses.

Unrestricted Cash: Unrestricted cash includes cash on hand and in banks and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: The Partnership's investment properties consist of two apartment complexes stated at cost. Prior to the fourth quarter of 1995, costs of apartment properties that were permanently impaired were written down to appraised value. The Corporate General Partner relied on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances, the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly used are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which was stated on the books of the Partnership above the estimated value given in the appraisal was written down to the estimated value given by the appraiser. The appraiser assumed a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value was considered to be permanent by the Corporate General Partner.

During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements. For the years ended December 31, 1996 and 1995, no adjustments for impairment of value were recorded.

Fair Value: The Partnership has implemented "FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Mortgage Notes Payable

The principal terms of notes payable are as follows (dollars in thousands):

                   Principal    Monthly                       Principal
                  Balance At    Payment     Stated             Balance
                 December 31,  Including   Interest  Maturity  Due At
  Property           1996      Interest      Rate      Date   Maturity

Hickory Ridge     $ 6,622       $ 51        7.50%    03/01/01  $6,057

Governor's Park
 1st mortgage       4,589         35        7.83%    10/15/03   4,099
 2nd mortgage         147          1        7.83%    10/15/03     147

                   11,358       $ 87

Less unamortized
 discounts            (72)

                  $11,286


The estimated fair value of the Partnership's aggregate debt approximates its carrying value. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


1997                              $  190
1998                                 194
1999                                 210
2000                                 226
2001                               6,150
Thereafter                         4,388

                                 $11,358

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                             1996         1995

Net income (loss) as reported               $ 220      $   (78)
Add (deduct):
 Depreciation differences                    (128)        (154)
 Unearned income                               (8)         (23)
 Other                                         10          (19)

Federal taxable loss                        $  94      $  (274)

Federal taxable loss per limited
partnership unit                            $5.37      $(15.67)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

    Net assets as reported                $ 1,344
    Buildings                               2,720
    Accumulated depreciation               (4,177)
    Syndication fees                        2,292
    Other                                      16

    Net assets - tax basis                $ 2,195


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia during 1996 and 1995, are included in operating expenses on the consolidated statements of operations. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                  1996        1995

Property management fees                          $182        $171
Reimbursement for services of affiliates            97          68

Included in "reimbursements for services of affiliates" for 1996 is approximately $18,000 in reimbursements for construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

Note E - Real Estate and Accumulated Depreciation

Apartment Properties:
(in thousands)
                                             Initial Cost
                                            To Partnership

                                                  Buildings       Cost
                                                 and Related  Capitalized
                                                   Personal  Subsequent to
Description             Encumbrances     Land      Property   Acquisition

Hickory Ridge Apts.      $ 6,622        $1,060     $11,839       $ 393
 Memphis, Tennessee

Governor's Park Apts.      4,736           714       6,496          51
 Ft. Collins, Colorado

   Totals                $11,358        $1,774      $18,335      $ 444


                     Gross Amount At Which Carried
                          At December 31, 1996
                             Buildings
                                And
                              Related
                              Personal           Accumulated      Date of        Date     Depreciation
Description            Land   Property  Total    Depreciation   Construction   Acquired   Life-Years
Hickory Ridge Apts.   $1,060  $12,232  $13,292    $6,290        1971-1973      08/27/85      5-29
Memphis, Tennessee

Governor's Park Apts.    714    6,547    7,261     2,844           1983        09/30/85      5-39
Ft. Collins, Colorado

Totals                $1,774  $18,779  $20,553    $9,134

Reconciliation of "Real Estate and Accumulated Depreciation:"

                                           Years Ended December 31,
                                              1996         1995
Real Estate

Balance at beginning of year               $20,041      $19,392
 Property improvements                         512          653
 Disposal of property                            0           (4)

Balance at End of Year                     $20,553      $20,041

Accumulated Depreciation

Balance at beginning of year               $ 8,376      $ 7,663
 Additions charged to expense                  758          716
 Disposal of property                            0           (3)

Balance at End of Year                     $ 9,134      $ 8,376


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $23,273,000 and $22,761,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $13,311,000 and $12,425,000.

Note F- Contingencies

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

        None

                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 58, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty VII Corporation are set forth below. There are no family relationships between or among any officers or directors.


     Name                                Age               Position

William H. Jarrard, Jr.                    50               President and
                                                            Director

Ronald Uretta                              41               Vice President and
                                                            Treasurer

John K. Lines, Esq.                        37               Vice President and
                                                            Secretary

Kelley M. Buechler                         39               Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Vice President and Secretary and Ms. Buechler, who had previously held the position of Secretary, became Assistant Secretary.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.

Item 10.  Executive Compensation

Neither the Individual General Partner nor any of the directors or officers of the Corporate General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.


Item 12.  Certain Relationships and Related Transactions

The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during, or with respect to, the fiscal year ended December 31, 1996. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1996, Insignia Residential Group, L.P. received approximately $182,000 in fees for property management.

For a more detailed description of the management fee that Insignia Residential Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note D" of notes to financial statements included as part of this report.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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

                                  Date:  March 21, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date:  March 21, 1997
William H. Jarrard, Jr.
President and Director

/s/Ronald Uretta                         Date:  March 21, 1997
Ronald Uretta
Treasurer
(Principal Financial Officer and
Principal Accounting Officer)


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