Form 10QSB
period 1997-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1997-05-14
CIK 758009

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                              $ 1,181
    Restricted--tenant security deposits                           69
  Accounts receivable                                              63
  Escrows for taxes                                                64
  Restricted escrows                                               84
  Other assets                                                    214
  Investment properties:
    Land                                       $ 1,774
    Buildings and related personal property     18,873
                                                20,647
    Less accumulated depreciation               (9,324)        11,323

                                                              $12,998

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                            $    46
  Tenant security deposits                                         69
  Accrued taxes                                                    77
  Other liabilities                                                81
  Mortgage notes payable                                       11,245

Partners' Capital (Deficit)
  General partners                             $  (134)
  Limited partners (17,343 units
    issued and outstanding)                      1,614          1,480

                                                              $12,998

          See Accompanying Notes to Consolidated Financial Statements

b)                SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                        1997           1996
Revenues:
 Rental income                                         $ 865          $ 851
 Interest income                                          11             10
 Other income                                             29             27
 Casualty gain                                            52             --
   Total revenues                                        957            888

Expenses:
 Operating                                               242            242
 General and administrative                               18             38
 Maintenance                                             100             82
 Depreciation                                            190            182
 Interest                                                227            230
 Property taxes                                           44             44
   Total expenses                                        821            818

Net income                                             $ 136          $  70

Net income allocated to general partners (1%)          $   1          $   1
Net income allocated to limited partners (99%)           135             69

                                                       $ 136          $  70

Net income per limited partnership unit                $7.76          $3.98

          See Accompanying Notes to Consolidated Financial Statements


c)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    (amounts in thousands, except unit data)
                                  (Unaudited)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partners   Partners    Total

Original capital contributions    17,343      $   2     $17,343   $17,345

Partners' capital (deficit)
  at December 31, 1996            17,343      $(135)    $ 1,479   $ 1,344

Net income for the three
  months ended March 31, 1997                     1         135       136

Partners' capital (deficit)
  at March 31, 1997               17,343      $(134)    $ 1,614   $ 1,480

          See Accompanying Notes to Consolidated Financial Statements


d)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997        1996
Cash flows from operating activities:
  Net income                                          $  136        $  70
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         190          182
    Amortization of discounts and loan costs              11           11
    Change in accounts:
      Restricted cash                                     10           (1)
      Accounts receivable                                 (3)           2
      Escrows for taxes                                   96           94
      Other assets                                         4            5
      Accounts payable                                     8           (8)
      Tenant security deposit liabilities                (11)           1
      Accrued taxes                                      (98)         (96)
      Other liabilities                                  (79)          10

         Net cash provided by operating activities       264          270

Cash flows from investing activities:
  Property improvements and replacements                 (93)         (33)
  Deposits to restricted escrows                          (1)          (1)
  Receipts from restricted escrows                        --            7

         Net cash used in investing activities           (94)         (27)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (44)         (41)

         Net cash used in financing activities           (44)         (41)

Net increase in cash                                     126          202

Cash and cash equivalents at beginning of period       1,055          680
Cash and cash equivalents at end of period            $1,181        $ 882

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $  217        $ 220

          See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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
                                                     Three Months Ended
                                                          March 31,
                                                        (in thousands)
                                                       1997        1996

Net cash provided by operating activities            $ 264        $ 270
  Payments on mortgage notes payable                   (44)         (41)
  Property improvements and replacements               (93)         (33)
  Change in restricted escrows, net                     (1)           6
  Changes in reserves for net operating
   liabilities                                          73           (7)
  Additional reserves                                 (200)        (200)

      Net cash used in operations                    $  (1)       $  (5)

At March 31, 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an addition $200,000 to fund maintenance items and capital improvements at the various properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1997 and 1996 are as follows (in thousands):


                                                     Three Months Ended
                                                          March 31,
                                                      1997        1996

Property management fees                            $ 46          $ 44
Reimbursement for services of affiliates              36            26

Included in "Reimbursement for services of affiliates" for 1997 is approximately $20,000 of reimbursements for construction oversight costs.

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

NOTE D - CASUALTY GAIN

During the quarter ended March 31, 1997, the Partnership recorded a casualty gain resulting from hail damage at Governor's Park Apartments. The damage resulted in a gain of approximately $52,000 arising from proceeds receivable from the Partnership's insurance carrier which exceeded the basis of the property which was replaced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                        Average
                                                       Occupancy
Property                                            1997        1996
Hickory Ridge Apartments
 Memphis, Tennessee                                  88%         97%

Governor's Park Apartments
 Ft. Collins, Colorado                               94%         92%

The Corporate General Partner attributes the decrease in occupancy at Hickory Ridge to soft market conditions due to new construction and a lack of market ready units and models for new renters.

The partnership reported net income for the three months ended March 31, 1997, of approximately $136,000 as compared to net income of approximately $70,000 for the corresponding period of 1996. The increase in net income is attributed to increases in rental income, casualty gain and a decrease in general and administrative as well as operating expenses. Rental income increased at Governor's Park due to rental rate increases over the past year and an increase in occupancy. During the quarter ended March 31, 1997, the Partnership recorded a casualty gain resulting from hail damage at Governor's Park Apartments. The damage resulted in a gain of approximately $52,000 arising from proceeds receivable from the Partnership's insurance carrier which exceeded the basis of the property which was to be replaced. Operating expenses decreased in 1997 due to decreases in advertising, administrative, and insurance expenses.

Partially offsetting these items was an increase in maintenance expense. Maintenance expense increased due to repairs necessary for water damage that occurred at Governor's Park. Included in maintenance expense for the period ended March 31, 1997, is approximately $21,000 of major repairs and maintenance comprised primarily of exterior building and construction oversight costs.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,181,000 compared to approximately $882,000 for the corresponding period of 1996. Net cash provided by operating activities decreased due to decreases in accrued taxes and other liabilities which were partially offset by a decrease in restricted cash. Net cash used in investing activities increased primarily due to an increase in property improvements and replacements in 1997 as compared to 1996. Net cash used in financing activities in 1997 was comparable to 1996.

The Corporate General Partner budgeted $210,000.00 in 1997 for vinyl siding and other exterior renovations for the remaining buildings at Hickory Ridge Apartments, which are to be funded from operations and Partnership reserves. The partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,245,000, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were recorded in 1996 or the three months ended March 31, 1997.



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended March 31, 1997.


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



                             Date:  May 14, 1997