Form 10QSB
period 1997-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1997-07-29
CIK 758009

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-14369


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                  57-0784852
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                   (Issuer's telephone number) (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                    $   901
     Restricted--tenant security deposits                                 72
  Accounts receivable                                                     63
  Escrow for taxes                                                        76
  Restricted escrows                                                      85
  Other assets                                                           214
  Investment properties:
     Land                                               $ 1,774
     Buildings and related personal property             19,045
                                                         20,819
     Less accumulated depreciation                       (9,497)      11,322

                                                                     $12,733

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $   140
  Tenant security deposits                                                72
  Accrued taxes                                                           90
  Other liabilities                                                      105
  Mortgage notes payable                                              11,202

Partners' Capital (Deficit)
  General partners                                      $  (134)
  Limited partners (17,343 units
     issued and outstanding)                              1,258        1,124

                                                                     $12,733

          See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                 1997        1996     1997     1996
Revenues:
  Rental income                  $  881     $  878    $1,746   $1,729
  Interest income                    10          9        21       19
  Other income                       32         26        61       53
  Casualty loss                     (52)        --        --       --
     Total revenues                 871        913     1,828    1,801

Expenses:
  Operating                         250        241       492      483
  General and administrative         50         30        68       68
  Maintenance                       153        171       253      253
  Depreciation                      196        188       386      370
  Interest                          227        230       454      460
  Property taxes                     47         44        91       88
     Total expenses                 923        904     1,744    1,722

  Net income (loss)              $  (52)    $    9    $   84   $   79

Net income (loss) allocated
  to general partners (1%)       $   --     $   --    $    1   $    1
Net income (loss) allocated
  to limited partners (99%)         (52)         9        83       78

                                 $  (52)    $    9    $   84   $   79

Net income (loss) per limited
  partnership unit               $(2.96)    $  .52    $ 4.80   $ 4.50

          See Accompanying Notes to Consolidated Financial Statements

c)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)


                                 Limited
                               Partnership   General   Limited
                                  Units     Partners   Partners     Total

Original capital contributions    17,343     $   2      $17,343    $17,345

Partners' capital (deficit)
  at December 31, 1996            17,343     $(135)     $ 1,479    $ 1,344

Net income for the six
  months ended June 30, 1997          --         1           83         84

Distribution to partners              --        --         (304)      (304)

Partners' capital (deficit)
  at June 30, 1997                17,343     $(134)     $ 1,258    $ 1,124

          See Accompanying Notes to Consolidated Financial Statements


d)                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                         1997        1996
Cash flows from operating activities:
  Net income                                           $   84      $  79
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                         386        370
     Amortization of discounts and loan costs              21         22
     Change in accounts:
        Restricted cash                                     8          2
        Accounts receivable                                (3)         2
        Escrows for taxes                                  84         80
        Other assets                                       48         10
        Accounts payable                                  101         37
        Tenant security deposit liabilities                (8)        (2)
        Accrued taxes                                     (85)       (85)
        Other liabilities                                 (54)         4

           Net cash provided by operating activities      582        519

Cash flows from investing activities:
  Property improvements and replacements                 (342)      (267)
  Deposits to restricted escrows                           (2)        (2)
  Receipts from restricted escrows                         --         24

           Net cash used in investing activities         (344)      (245)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (88)       (82)
  Distributions to partners                              (304)        --

           Net cash used in financing activities         (392)       (82)

Net (decrease) increase in cash                          (154)       192

Cash and cash equivalents at beginning of period        1,055        680

Cash and cash equivalents at end of period             $  901      $ 872

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  432      $ 438

          See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity (amounts in thousands):

                                                           Six Months Ended
                                                               June 30,
                                                          1997           1996

Net cash provided by operating activities              $  582         $  519
  Payments on mortgage notes payable                      (88)           (82)
  Property improvements and replacements                 (342)          (267)
  Change in restricted escrows, net                        (2)            22
  Changes in reserves for net operating
   liabilities                                            (91)           (48)
  Additional reserves                                     (61)          (150)

      Net cash used in operations                      $   (2)        $   (6)

At June 30, 1997 and 1996, the Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $61,000 and $150,000, respectively, to fund maintenance items and capital improvements including the vinyl siding project at Hickory Ridge.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Corporate General Partner and affiliates in 1997 and 1996 (in thousands):


                                                 Six Months Ended
                                                     June 30,
                                                 1997         1996

Property management fees                         $ 90        $ 89
Reimbursement for services of affiliates           39          51


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                           Average
                                          Occupancy
                                       1997        1996

Hickory Ridge Apartments
  Memphis, Tennessee                   89%         97%

Governor's Park Apartments
  Ft. Collins, Colorado                 94%        93%


The Corporate General Partner attributes the decrease in occupancy at Hickory Ridge to soft market conditions due to new construction.

The Partnership reported net income for the six months ended June 30, 1997, of approximately $84,000 with a second quarter net loss of approximately $52,000. The Partnership reported net income of $79,000 and $9,000 for the corresponding periods in 1996. The increase in net income for the six months ended June 30, 1997 was a result of an increase in other income. The increase in other income is attributed to increases in corporate unit collections at Governors Park and application fees at Hickory Ridge Apartments. The increase in application fees at Hickory Ridge was due to increased traffic as a result of the vinyl siding project which was started in 1996. The Corporate General Partner has noticed increases in occupancy during the second quarter as compared to the first quarter resulting from the exterior improvement project at Hickory Ridge.

The decrease in net income for the three months ended June 30, 1997, as compared to the same period in 1996 was a result of increased expenses incurred due to the casualty at Governor's Park Apartments resulting from hail damage in 1996. These expenses offset the casualty gain recorded in the first quarter of 1997 resulting from insurance proceeds receivable. This decrease in net income for the three month period was offset by an increase in other income and a decrease in maintenance for the same period. The increase in other income is due to increases in corporate unit collections at Governor's Park and an increase in application fees at Hickory Ridge as discussed above. The decrease in maintenance was due to a decrease in exterior building improvements at Hickory Ridge as a result of the increased vinyl and exterior improvement expenditures being performed in 1996.

Included in maintenance expense for the period ended June 30, 1997 was approximately $70,000 of major repairs and maintenance comprised of interior and exterior building improvements, parking lot repairs and construction oversight reimbursements. Included in maintenance expense for the period ended June 30, 1996 was approximately $107,000 of major repairs and maintenance comprised of exterior building improvements and exterior painting.

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

At June 30, 1997 the Partnership had unrestricted cash of approximately $901,000 compared to $872,000 for the same period in 1996. Net cash provided by operating activities increased due primarily to an increase in accounts payable and an increase in net income as discussed above. The increase in accounts payable was due to the timing of payments to vendors. Net cash used in investing activities increased due to increased property improvements and replacements and decrease in receipts from restricted escrows in 1997 as compared to 1996. Net cash used in financing activities increased due to the distributions paid to partners during the six month period ended June 30, 1997 as compared to the same period in 1996.

The Corporate General Partner budgeted $210,000 in 1997 for vinyl siding and other exterior renovations for the remaining buildings at Hickory Ridge Apartments, which are to be funded from operations and Partnership reserves.
The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,202,000, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. In May 1997, the Partnership distributed approximately $300,000 to the limited partners and in April 1997, the Partnership paid approximately $4,000 to Colorado for state tax withholdings on behalf of the limited partners. No cash distributions were recorded in 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1997.


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



                             SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                             By: Shelter Realty VII Corporation
                                 Corporate General Partner



                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Treasurer
                                 (Principal Financial Officer
                                 and Principal Accounting Officer)


                            Date:  July 29, 1997