Form 10QSB
period 1997-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1997-11-13
CIK 758009

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                    $   709
     Restricted-tenant security deposits                                  74
  Accounts receivable                                                     22
  Escrow for taxes                                                       121
  Restricted escrows                                                      86
  Other assets                                                           195
  Investment properties:
     Land                                               $ 1,774
     Buildings and related personal property             19,318
                                                         21,092
     Less accumulated depreciation                       (9,690)      11,402

                                                                     $12,609

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $    35
  Tenant security deposits                                                74
  Accrued property taxes                                                 135
  Other liabilities                                                      102
  Mortgage notes payable                                              11,159

Partners' Capital (Deficit)
  General partners'                                     $  (134)
  Limited partners' (17,343 units
     issued and outstanding)                              1,238        1,104

                                                                     $12,609


          See Accompanying Notes to Consolidated Financial Statements


b)                SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                  1997       1996       1997       1996
Revenues:
  Rental income                 $  918     $  886       $2,664    $2,615
  Other income                      47         42          129       114
     Total revenues                965        928        2,793     2,729

Expenses:
  Operating                        291        251          783       734
  General and administrative        32         29          100        97
  Maintenance                      189        131          442       384
  Depreciation                     204        192          590       562
  Interest                         224        229          678       689
  Property taxes                    45         40          136       128
     Total expenses                985        872        2,729     2,594

  Net income (loss)             $  (20)    $   56       $   64    $  135

Net income allocated
  to general partners (1%)      $   --     $   --       $    1    $    1
Net income (loss) allocated
  to limited partners (99%)        (20)        56           63       134

                                $  (20)    $   56       $   64    $  135

Net income (loss) per limited
  partnership unit              $(1.15)    $ 3.22       $ 3.65    $ 7.73

          See Accompanying Notes to Consolidated Financial Statements


c)                SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)


                                    Limited
                                  Partnership   General    Limited
                                     Units     Partners'  Partners'      Total

Original capital contributions      17,343      $   2      $17,343     $17,345

Partners' capital (deficit)
  at December 31, 1996              17,343      $(135)     $ 1,479     $ 1,344

Net income for the nine months
  ended September 30, 1997              --          1           63          64

Distribution to partners                --         --         (304)       (304)

Partners' capital (deficit)
  at September 30, 1997             17,343      $(134)     $ 1,238     $ 1,104

          See Accompanying Notes to Consolidated Financial Statements


d)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                    1997        1996
Cash flows from operating activities:
  Net income                                                       $   64      $ 135
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                      590        562
    Amortization of discounts and loan costs                           31         32
    Casualty gain                                                     (28)        --
    Loss on disposal of property                                       43         --
    Change in accounts:
      Restricted cash                                                   6          6
      Accounts receivable                                             (14)         1
      Escrows for taxes                                                39         36
      Other assets                                                      8         17
      Accounts payable                                                 48        (10)
      Tenant security deposit liabilities                              (6)        (6)
      Accrued property taxes                                          (40)       (44)
      Other liabilities                                               (58)         4

         Net cash provided by operating activities                    683        733

Cash flows from investing activities:
  Property improvements and replacements                             (641)      (394)
  Insurance proceeds received                                          52         --
  Deposits to restricted escrows                                       (3)        (3)
  Receipts from restricted escrows                                     --         24

         Net cash used in investing activities                       (592)      (373)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (133)      (124)
  Distributions to partners                                          (304)        --

         Net cash used in financing activities                       (437)      (124)

Net (decrease) increase in unrestricted cash
  and cash equivalents                                               (346)       236

Unrestricted cash and cash equivalents at beginning of period       1,055        680

Unrestricted cash and cash equivalents at end of period            $  709      $ 916

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $  647      $ 657

           See Accompanying Notes to Consolidated Financial Statements


e)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties VII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

                                                           Nine Months Ended
                                                             September 30,
                                                          1997           1996

Net cash provided by operating activities               $  683        $  733
  Payments on mortgage notes payable                      (133)         (124)
  Property improvements and replacements                  (641)         (394)
  Change in restricted escrows, net                         (3)           21
  Changes in reserves for net operating
   liabilities                                              17            (4)
  Additional reserves                                       --          (235)

      Net cash used in operations                       $  (77)       $   (3)

At September 30, 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $235,000 to fund maintenance items and capital improvements including the vinyl siding project at Hickory Ridge.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Corporate General Partner and affiliates in 1997 and 1996:


                                                              Nine Months Ended
                                                                September 30,
                                                               1997      1996
                                                               (in thousands)

Property management fees (included in operating expenses)      $137      $135
Reimbursement for services of affiliates, including
   approximately $45,000 and $13,000 in 1997 and 1996,
   respectively, for construction oversight reimbursements
   (included in general and administrative expenses,
   maintenance expenses and investment properties)              103        57


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:


                                           Average
                                          Occupancy
                                       1997        1996
Hickory Ridge Apartments
  Memphis, Tennessee                   90%         97%

Governor's Park Apartments
  Ft. Collins, Colorado                 95%        94%


The Corporate General Partner attributes the decrease in occupancy at Hickory Ridge to soft market conditions due to new construction. In an effort to improve occupancy, the property has an exterior building improvement project in progress.

The Partnership reported net income for the nine months ended September 30, 1997, of approximately $64,000 with a third quarter net loss of approximately $20,000. The Partnership reported net income of $135,000 and $56,000 for the corresponding periods in 1996. The decrease in net income for the three and nine months ended September 30, 1997 was a result of increased operating expenses and maintenance expenses. Operating expenses increased due to the loss on disposal of property of $43,000 that relates to the roof write offs on both of the Partnership's investment properties. Partially offsetting this increase in operating expense is a casualty gain of $28,000 relating to the hail damage at Governor's Park Apartments. The hail damage occurred in 1996, however, the expenses were incurred during the nine months ended September 30, 1997 and the insurance proceeds were received during the same period. Also contributing to the increase in operating expenses was an increase in concessions and utility expenses at Hickory Ridge Apartments. Maintenance expense increased due to the expenses incurred at Hickory Ridge Apartments as a result of two fires during the nine months ended September 30, 1997 and one fire at the end of 1996. The insurance proceeds received on each of these fires were minimal due to the property's deductible and minimal damage to the units. Also contributing to the increase in maintenance is parking lot repairs at Governor's Park Apartments. Included in maintenance expense for the period ended September 30, 1997, was approximately $132,000 of major repairs and maintenance comprised of exterior building improvements, parking lot repairs and construction oversight reimbursements. Included in maintenance expense for the period ended September 30, 1996, was approximately $140,000 of major repairs and maintenance comprised of exterior building improvements and exterior painting. The increase in these expenses were partially offset by increases in rental income and other income. Rental income increased due to an increase in rental rates at both investment properties, offset by a decrease in occupancy at Hickory Ridge Apartments. Other income increased due to increases in corporate unit collections at Governor's Park and an increase in application fees and deposit forfeitures at Hickory Ridge.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining of increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $709,000 compared to $916,000 for the corresponding period in 1996. Net cash provided by operating activities decreased due to the decrease in net income discussed above. Net cash used in investing activities increased due to increased property improvements and replacements and decreased receipts from restricted escrows in 1997 as compared to 1996. Partially offsetting the increase in net cash used in investing activities was an increase in insurance proceeds received. Net cash used in financing activities increased due to the distributions paid to partners during the nine month period ended September 30, 1997, as compared to the same period in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,159,000, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. In May 1997, the Partnership distributed approximately $300,000 to the limited partners and in April 1997, the Partnership paid approximately $4,000 to Colorado for state tax withholdings on behalf of the limited partners. No cash distributions were recorded in 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended September 30, 1997.


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


                             Date: November 13, 1997