Form 10KSB
period 1997-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1998-03-24
CIK 758009

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year.  $3,806,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General Partner's belief that the aggregate market value of the voting partnership interest would not exceed $25,000,000.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinities in which the properties are located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:


                             Date of
         Property           Purchase        Type of Ownership           Use

Hickory Ridge Apartments    08/27/85  Fee ownership subject to      Apartment
 Memphis, Tennessee                   first mortgage.               378 units

Governor's Park Apartments  09/30/85  Fee ownership subject to      Apartment
 Ft. Collins, Colorado                first and second mortgages.   188 units



SCHEDULE OF PROPERTIES:
(in thousands)

                         Gross
                       Carrying  Accumulated                       Federal
Property                 Value   Depreciation   Rate    Method    Tax Basis

Hickory Ridge Apts.     $13,906   $6,833      5-29 yrs    S/L       $6,647

Governor's Park Apts.     7,541    3,073      5-39 yrs    S/L        3,327

                        $21,447   $9,906                            $9,974


See "Note A" to the consolidated financial statements in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(in thousands)

                     Principal                                       Principal
                    Balance At     Stated                             Balance
                   December 31,   Interest     Period    Maturity     Due At
Property               1997         Rate     Amortized     Date      Maturity

Hickory Ridge      $ 6,502        7.50%        (1)       03/01/01     $6,057

Governor's Park
  1st Mortgage       4,530        7.83%        (2)       10/15/03      4,083
  2nd Mortgage         147        7.83%        none      10/15/03        147
                    11,179
Less unamortized
  discounts            (63)

   Total           $11,116

(1)The principal balance is being amortized over 300 months with a balloon payment due March 1, 2001.

(2)The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                   Average Annual            Average Annual
                                Rental Rates Per Unit          Occupancy
                                  1997          1996         1997     1996

Hickory Ridge                    $6,374       $5,971          90%      96%
Governor's Park                   8,034        7,637          95%      95%

The Corporate General Partner attributes the decrease in occupancy at Hickory Ridge to soft market conditions due to new construction. In an effort to improve occupancy, the property completed an exterior building improvement project in 1997.

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

SCHEDULE OF REAL ESTATE TAXES AND RATES:


                                    1997            1997
                                  Billing           Rate
                               (in thousands)

Hickory Ridge                       $109           3.16%
Governor's Park                       72           8.77%


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 1,708 holders of record owning an aggregate of 17,343 Units. In May 1997, the Partnership distributed approximately $300,000 to the limited partners and in April 1997, the Partnership paid approximately $4,000 to Colorado for state tax withholdings on behalf of the limited partners. There were no cash distributions made in 1996. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded by an amount equal to $400 per apartment unit at Governor's Park.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership reported net income for the year ended December 31, 1997, of approximately $123,000 and net income of approximately $220,000 for the year ended December 31, 1996. The decrease in net income for the year ended December 31, 1997 is primarily due to increases in operating, general and administrative, and depreciation expenses. Operating expenses increased due to the loss on disposal of property of $43,000 that relates to the roof write offs at both of the Partnership's investment properties. Also contributing to the increase in operating expenses was an increase in concessions offered at Hickory Ridge Apartments in order to improve occupancy levels and an increase in maintenance expense at both investment properties. Maintenance expense increased due to the expenses incurred at Hickory Ridge Apartments as a result of two fires during the year ended December 31, 1997 and one fire at the end of 1996. The insurance proceeds received on each of these fires were minimal due to the property's deductible and minimal damage to the units. Also contributing to the increase in maintenance expense is parking lot repairs at Governor's Park Apartments. Partially offsetting these increases in operating expenses is a casualty gain of $91,000 relating to the hail damage at Governor's Park Apartments in 1996. The hail damage occurred in 1996, however, the expenses were incurred during the year ended December 31, 1997 and the insurance proceeds were received during the same period.

General and administrative expenses increased due to increases in audit fees and partnership administration cost reimbursements. Depreciation expense increased during the year ended December 31, 1997 compared to the corresponding period in 1996 due to approximately $996,000 of property improvements and replacements.

The increase in these expenses were partially offset by an increase in rental income. Rental income increased due to an increase in rental rates at both investment properties, offset by a decrease in occupancy at Hickory Ridge Apartments.

Included in operating expenses for the year ended December 31, 1997 was approximately $176,000 of major repairs and maintenance comprised of exterior building improvements, parking lot repairs and construction oversight reimbursements. Included in operating expenses for the year ended December 31, 1996 was approximately $158,000 of major repairs and maintenance comprised of interior and exterior building improvements and exterior painting.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $612,000 compared to approximately $1,055,000 at December 31, 1996. The net (decrease) increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is ($443,000) and $375,000, respectively. Net cash provided by operating activities decreased primarily as a result of the decrease in net income as discussed above, offset by an increase in accounts payable. The increase in accounts payable was due to the timing of payments to vendors. Net cash used in investing activities increased as a result of the increase in property improvements and replacements in 1997 as compared to 1996. The increase in net cash used in investing activities was partially offset by insurance proceeds from property damage. Net cash used in financing activities increased due to distributions paid to partners during 1997.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,116,000, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. In May 1997, the Partnership distributed approximately $300,000 to the limited partners and in April 1997, the Partnership paid approximately $4,000 to Colorado for state tax withholdings on behalf of the limited partners. There were no cash distributions made in 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

Tender Offers

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnerships) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and Insignia Properties, L.P., an affiliate of Insignia, tendered 2,180 units of limited partnership interest in the Partnership.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 1997

     Consolidated Statements of Operations - Years ended December 31, 1997 and
      1996

     Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
      1996

     Notes to Consolidated Financial Statements









                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             s/ERNST & YOUNG LLP


Greenville, South Carolina
January 29, 1998,
except for Note F, as to which the date is March 17, 1998


                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1997


Assets
  Cash and cash equivalents                                       $   612
  Receivables and deposits                                            298
  Restricted escrows                                                   87
  Other assets                                                        204
  Investment properties:
     Land                                         $ 1,774
     Buildings and related personal property       19,673
                                                   21,447
     Less accumulated depreciation                 (9,906)         11,541
                                                                  $12,742


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    97
  Tenant security deposit liabilities                                  78
  Accrued property taxes                                              184
  Other liabilities                                                   104
  Mortgage notes payable                                           11,116

Partners' Capital (Deficit)
  General partners                                $  (134)
  Limited partners (17,343 units
     issued and outstanding)                        1,297           1,163

                                                                  $12,742

          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                          1997          1996
Revenues:
  Rental income                                         $3,544        $3,517
  Other income                                             171           170
  Casualty gain                                             91            --
    Total revenues                                       3,806         3,687

Expenses:
  Operating                                              1,644         1,493
  General and administrative                               144           127
  Depreciation                                             806           758
  Interest                                                 905           917
  Property taxes                                           184           172
    Total expenses                                       3,683         3,467

    Net income                                          $  123        $  220

Net income allocated to general partners (1%)           $    1        $    2
Net income allocated to limited partners (99%)             122           218
                                                        $  123        $  220

Net income per limited partnership unit                 $ 7.03        $12.56

          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General      Limited
                                   Units      Partners    Partners     Total

Original capital contributions    17,343       $   2       $17,343    $17,345

Partners' (deficit) capital at
   December 31, 1995              17,343       $(137)      $ 1,261    $ 1,124

Net income for the year ended
   December 31, 1996                  --           2           218        220

Partners' (deficit) capital at
   December 31, 1996              17,343        (135)        1,479      1,344

Net income for the year ended
   December 31, 1997                  --           1           122        123

Distributions to partners             --          --          (304)      (304)

Partners' (deficit) capital at
   December 31, 1997              17,343       $(134)      $ 1,297    $ 1,163

          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years Ended December 31,
                                                             1997           1996
Cash flows from operating activities:
Net income                                                 $  123         $  220
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation                                               806            758
   Amortization of discounts and loan costs                    43             43
   Casualty gain                                              (91)            --
   Loss on disposal of property                                43             --
   Change in accounts:
      Receivables and deposits                                 65            (44)
      Other assets                                            (10)            (7)
      Accounts payable                                         58              3
      Tenant security deposit liabilities                      (2)           (11)
      Accrued property taxes                                    9             --
      Other liabilities                                       (56)            62

         Net cash provided by operating activities            988          1,024

Cash flows from investing activities:
Property improvements and replacements                       (996)          (512)
Net (increase) decrease in restricted escrows                  (4)            20
Insurance proceeds from property damage                        52             --

         Net cash used in investing activities               (948)          (492)

Cash flows from financing activities:
Payments on mortgage notes payable                           (179)          (157)
Distributions to partners                                    (304)            --

         Net cash used in financing activities               (483)          (157)

Net (decrease) increase in cash and cash equivalents         (443)           375

Cash and cash equivalents at beginning of year              1,055            680
Cash and cash equivalents at end of year                   $  612         $1,055

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $  861         $  832

Supplemental disclosure of non-cash investing activity:
 Insurance proceeds receivable                             $   63         $   --

          See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement terminates December 31, 2024. The Partnership commenced operations on August 27, 1985, and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns apartment properties in Tennessee and Colorado. At December 31, 1997 Insignia Properties L.P., an affiliate of Insignia, owns a total of 247 units of the Partnership. Subsequent to December 31, 1997, Insignia Properties, L.P., acquired 2,180 additional units through a tender offer.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99% owned partnership interest in Governor's Park VII LP. The Partnership may remove the General Partner of Governor's Park VII LP; therefore, the partnership is controlled and consolidated by the Registrant.
All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash used in operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash used in operations, as defined in the Partnership Agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                       1997             1996
                                                          (in thousands)

Net cash provided by operating activities            $  988          $1,024
   Property improvements and replacements              (996)           (512)
   Payments on mortgage notes payable                  (179)           (157)
   Changes in reserves for net operating
      liabilities                                       (64)             (3)
   Changes in restricted escrows, net                    (4)             20
   Insurance proceeds from property damage               52              --
   Additional operating reserves                         --            (374)

      Net cash used in operations                    $ (203)         $   (2)


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $374,000 at December 31, 1996, to fund the continuing capital improvements at the various Partnership properties. At December 31, 1997 no amounts were reserved to fund capital improvements.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Governor's Park Reserve Account until the Reserve Account is funded in an amount equal to $400 per apartment unit for Governor's Park.

Undistributed Net Proceeds from Refinancing: At December 31, 1997, $567,000 of net proceeds from refinancings remained undistributed.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' capital (deficit) for 1997 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 17,343 units outstanding.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves during 1997 and 1996 was approximately ($64,000) and $(3,000) respectively, which amounts were determined by considering changes in the balances of, receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows: At the time of the refinancing of the Governor's Park mortgage note payable in 1993, a General Reserve Account was established with the refinancing proceeds from Governor's Park. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit and maintain net operating income (as defined in the mortgage note) to the Governor's Park reserve account until it equals $400 per apartment unit or $75,200 in total. The balance in the reserve account at December 31, 1997, is approximately $86,000, which includes interest earned on these funds.

Escrows for Taxes: Escrows for Hickory Ridge are held by the lender. Escrows for Governor's Park are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes. These escrows totaling approximately $142,000 are included in receivables and deposits.

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

Loan Costs: Loan costs of approximately $304,000, net of accumulated amortization of approximately $138,000, are included in other assets and are being amortized on a straight-line basis over the life of the related loans.

Advertising Costs: Advertising costs of approximately $59,000 in 1997 and $47,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were recorded.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of notes payable are as follows (dollars in thousands):


                    Principal    Monthly                        Principal
                   Balance At    Payment     Stated              Balance
                  December 31,  Including   Interest  Maturity   Due At
  Property            1997      Interest      Rate       Date   Maturity

Hickory Ridge      $ 6,502        $ 51       7.50%    03/01/01   $6,057

Governor's Park
 1st mortgage        4,530          35       7.83%    10/15/03    4,083
 2nd mortgage          147           1       7.83%    10/15/03      147

                    11,179        $ 87
Less unamortized
 discounts             (63)

                   $11,116

The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                   1998                             $   194
                   1999                                 209
                   2000                                 225
                   2001                               6,164
                   2002                                  87
                   Thereafter                         4,300

                                                    $11,179

NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                               1997           1996

Net income as reported                        $ 123          $ 220
Add (deduct):
 Depreciation differences                      (126)          (128)
 Unearned income                                 21             (8)
 Casualty                                        15
 Other                                           18             10

Federal taxable income                        $  51          $  94

Federal taxable income per limited
    partnership unit                          $2.91          $5.37

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


    Net assets as reported                     $ 1,191
    Buildings                                    2,770
    Accumulated depreciation                    (4,338)
    Syndication fees                             2,292
    Other                                           26

    Net assets - tax basis                     $ 1,941


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia and its affiliates were incurred in 1997 and 1996 (in thousands):


                                                  For the Years Ended December 31,
                                                          1997        1996
Property management fees (included in operating           $184        $182
 expenses)
Reimbursement for services of affiliates, including
 approximately $51,000 and $18,000 of construction
 oversight reimbursements in 1997 and 1996,
 respectively (included in operating, general and
 administrative expenses and investment properties)        136          97

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

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnerships) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and Insignia Properties, L.P., an affiliate of Insignia, tendered 2,180 units of limited partnership interest in the Partnership.

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

Apartment Properties:
(in thousands)

                                             Initial Cost
                                            To Partnership

                                                  Buildings        Cost
                                                 and Related   Capitalized
                                                   Personal   Subsequent to
Description             Encumbrances     Land      Property    Acquisition

Hickory Ridge Apts.      $ 6,502        $1,060      $11,839       $ 1,007
 Memphis, Tennessee

Governor's Park Apts.      4,677           714        6,496           331
 Ft. Collins, Colorado

   Totals                $11,179        $1,774      $18,335       $ 1,338


                         Gross Amount At Which Carried
                             At December 31, 1997

                                  Buildings
                                 And Related
                                  Personal           Accumulated     Date of       Date    Depreciation
Description                Land   Property   Total   Depreciation  Construction  Acquired  Life-Years
Hickory Ridge Apts.      $1,060   $12,846   $13,906     $6,833       1971-1973   08/27/85     5-29
Memphis, Tennessee

Governor's Park Apts.
Ft. Collins, Colorado       714     6,827     7,541      3,073          1983     09/30/85     5-39

Totals                   $1,774   $19,673   $21,447     $9,906


Reconciliation of "Real Estate and Accumulated Depreciation:"


                                           Years Ended December 31,
                                             1997           1996
Real Estate

Balance at beginning of year               $20,553        $20,041
 Property improvements                         996            512
 Disposal of property                         (102)            --

Balance at End of Year                     $21,447        $20,553

Accumulated Depreciation

Balance at beginning of year               $ 9,134        $ 8,376
 Additions charged to expense                  806            758
 Disposal of property                          (34)            --

Balance at End of Year                     $ 9,906        $ 9,134

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $24,217,000 and $23,273,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $14,244,000 and $13,311,000.

NOTE F - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty VII Corporation are set forth below. There are no family relationships between or among any officers or directors.


     NAME OF INDIVIDUAL            POSITION                   AGE

     William H. Jarrard, Jr.       President/Director          51

     Ronald Uretta                 Vice President/Treasurer    41

     Martha L. Long                Controller                  38

     Daniel M. LeBey               Vice President/Secretary    32

     Robert D. Long, Jr.           Vice President              30

     Kelley M. Buechler            Assistant Secretary         40


William H. Jarrard, Jr. has been President and Director of the Corporate General Partner since August 1994. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporate General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Corporate General Partner since August 1994 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Corporate General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of the Corporate General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Corporate General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.


ITEM 10.    EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors or officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as provided below, as of February 28, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

                                       Number of    Percent of
Name and Address                         Units         Total

Insignia Properties, L.P.                2,427        13.99%
One Insignia Financial Plaza
Greenville, SC 29602

Insignia Properties, L.P. is an affiliate of Insignia (See Item 1).

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General Partners during, or with respect to, the fiscal year ended December 31, 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transaction with Insignia and its affiliates were incurred in 1997 and 1996 (in thousands):

                                                    For the Years Ended December 31,
                                                          1997              1996
Property management fees                                  $184              $182
Reimbursement for services of affiliates, including
 approximately $51,000 and $18,000 of construction
 oversight reimbursements in 1997 and 1996,
 respectively                                              136                97

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

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

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



                                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                  By:    Shelter Realty VII Corporation
                                         Corporate General Partner


                                  By:    /s/William H. Jarrard, Jr.
                                         William H. Jarrard, Jr.
                                         President/Director


                                  Date:  March 23, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date:  March 23, 1998
William H. Jarrard, Jr.
President/Director


/s/Ronald Uretta                         Date:  March 23, 1998
Ronald Uretta
Vice President/Treasurer

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


                                     EXHIBIT 22


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                  SUBSIDIARY LIST


Name of Subsidiary                  State of Incorporation/Formation   Date


Governor's Park Apartments VII
  Limited Partnership               South Carolina                     1993

Shelter VII GP
  Limited Partnership               South Carolina                     1993