Form 10QSB
period 1998-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1998-05-01
CIK 758009

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

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
                                  (Unaudited)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                   $   780
  Receivables and deposits                                        214
  Restricted escrows                                               88
  Other assets                                                    180
  Investment properties:
    Land                                       $ 1,774
    Buildings and related personal property     19,746
                                                21,520
    Less accumulated depreciation              (10,113)
                                                               11,407

                                                              $12,669

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                            $    32
  Tenant security deposit liabilities                              77
  Accrued property taxes                                           99
  Other liabilities                                                93
  Mortgage notes payable                                       11,071

Partners' Capital (Deficit)
  General partners                             $  (133)
  Limited partners (17,343 units
    issued and outstanding)                      1,430
                                                                1,297

                                                              $12,669

          See Accompanying Notes to Consolidated Financial Statements


b)                SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       1998             1997
Revenues:
 Rental income                                         $ 927            $ 860
 Other income                                             50               40
 Casualty gain                                            --               52
   Total revenues                                        977              952

Expenses:
 Operating                                               314              337
 General and administrative                               36               18
 Depreciation                                            207              190
 Interest                                                224              227
 Property taxes                                           62               44
   Total expenses                                        843              816

 Net income                                            $ 134            $ 136


Net income allocated to general partners (1%)          $   1            $   1
Net income allocated to limited partners (99%)           133              135

                                                       $ 134            $ 136

Net income per limited partnership unit                $7.67            $7.76

          See Accompanying Notes to Consolidated Financial Statements


c)                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    (amounts in thousands, except unit data)
                                  (Unaudited)

                                      Limited
                                    Partnership    General       Limited
                                       Units       Partners      Partners       Total
Original capital contributions        17,343       $   2        $17,343        $17,345

Partners' capital (deficit)
  at December 31, 1997                17,343       $(134)       $ 1,297        $ 1,163

Net income for the three months
  ended March 31, 1998                    --           1            133            134

Partners' capital (deficit)
  at March 31, 1998                   17,343       $(133)       $ 1,430        $ 1,297

          See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                            1998          1997
Cash flows from operating activities:
  Net income                                              $  134        $  136
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                             207           190
    Amortization of discounts and loan costs                  11            11
    Casualty gain                                             --           (52)
    Change in accounts:
      Receivables and deposits                                84           103
      Other assets                                            15             4
      Accounts payable                                       (65)            8
      Tenant security deposit liabilities                     (1)          (11)
      Accrued property taxes                                 (85)          (98)
      Other liabilities                                      (11)          (79)

         Net cash provided by operating activities           289           212

Cash flows from investing activities:
  Property improvements and replacements                     (73)          (93)
  Insurance proceeds received                                 --            52
  Deposits to restricted escrows                              (1)           (1)

         Net cash used in investing activities               (74)          (42)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (47)          (44)

         Net cash used in financing activities               (47)          (44)

Net increase in cash and cash equivalents                    168           126

Cash and cash equivalents at beginning of period             612         1,055
Cash and cash equivalents at end of period                $  780        $1,181

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  213        $  217

           See Accompanying Notes to Consolidated Financial Statements

e)                SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties VII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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

                                                    Three Months Ended
                                                         March 31,
                                                       (in thousands)
                                                      1998        1997

Net cash provided by operating activities            $ 289      $ 212
  Payments on mortgage notes payable                   (47)       (44)
  Property improvements and replacements               (73)       (93)
  Change in restricted escrows, net                     (1)        (1)
  Changes in reserves for net operating
   liabilities                                          63         73
  Additional reserves                                 (231)      (148)

      Net cash used in operations                    $  --      $  (1)

At March 31, 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an addition $231,000 and $148,000, respectively to fund maintenance items and capital improvements at the various properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia and its affiliates were incurred in 1998 and 1997:

                                                      Three Months Ended March 31,
                                                              (in thousands)
                                                          1998             1997
Property management fees (included in operating           $ 47             $46
 expenses)
Reimbursement for services of affiliates
 (included in general and administrative
 expenses and investment properties) (1)                    23              36

(1) Included in "Reimbursements for Services of Affiliates" for 1997 is approximately $20,000, in reimbursements for construction oversight costs.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate
General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate
General Partner, which receives payment on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships
(including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and Insignia
Properties, L.P., an affiliate of Insignia, tendered 2,180 units of limited partnership interest in the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of two apartment complexes.
The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                           1998      1997

Hickory Ridge Apartments
 Memphis, Tennessee                                 93%       88%

Governor's Park Apartments
 Ft. Collins, Colorado                              97%       94%

Results of Operations

The Corporate General Partner attributes the increase in occupancy at Hickory
Ridge to increased curb appeal as a result of the completion of an exterior building improvement project in 1997 in addition to an aggressive marketing and concession program which was utilized in the first quarter to retain residents through the winter months. The increase in occupancy at Governor's Park is attributed to roof repairs which were completed at the property during 1997 which has improved the appeal of this property.

The Partnership reported net income of $134,000 for the three months ended March
31, 1998 as compared to net income of approximately $136,000 for the three months ended March 31, 1997. The decrease in net income is attributable to increases in general and administrative expenses, depreciation, and property taxes and the casualty gain which was recorded during the first quarter of 1997.
General and administrative expenses increased due to increases in audit fees and partnership administration cost reimbursements. Depreciation expense increased during the three months ended March 31, 1998 compared to the corresponding period in 1997 due to the purchase of approximately $996,000 of property improvements and replacements during the year ended 1997. Property taxes increased due to an increase in the assessed value of the Hickory Ridge
Apartments for 1998. The casualty gain resulted from the proceeds receivable from the Partnership's insurance carrier which exceeded the basis of the property which was replaced for the effects of hail damage at Governor's Park
Apartments during 1997.

The decrease in net income was partially offset by an increase in rental income and a decrease in operating expenses. Rental income increased as a result of the increases in occupancy at both properties as discussed above. Rental income also increased due to an increase in rental rates at both investment properties.
Operating expenses decreased as a result of the completion of water damage repairs at Governor's Park during 1997.

Included in operating expenses for the three months ended March 31, 1998 was approximately $8,000 of major repairs and maintenance comprised of parking lot and gutter repairs and window coverings. Included in operating expenses for the three months ended March 31, 1997 was approximately $21,000 of major repairs and maintenance comprised of exterior building improvements and construction oversight costs.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $780,000 compared to approximately $1,181,000 for the corresponding period of 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 is $168,000 and $126,000, respectively. Net cash provided by operating activities increased due to an increase in other liabilities and accrued property taxes. These increases were partially offset by the decrease in accounts payable all of which are attributable to the timing of payments to creditors. Net cash used in investing activities increased due to the absence of any insurance proceeds in 1998. Net cash used in financing activities in 1998 was comparable to 1997.

The Corporate General Partner has budgeted $155,000 in 1998 for parking area repair and overlay and roof repairs at Hickory Ridge Apartments, which are to be funded from operations and Partnership reserves. This work has not begun as of March 31, 1998. The Partnership has no other material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,071,000, net of discount, is amortized over varying periods with required balloon payments ranging from March
1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were recorded for the three months ended
March 31, 1998 and March 31, 1997, respectively.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of
1995 (the "Reform Act") and such may involve known and unknown risks,
uncertainties and other factors which   may cause the actual results,
performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such forward-looking statements speak only as of the date of this quarterly report.  The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the
Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA
FINANCIAL GROUP, INC., ET AL. in Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. SHELTER
REALTY PROPERTIES VII, L.P. [sic], ET AL.  The complaint claims that the
Partnership and an affiliate of the Corporate General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Corporate General Partner believes the claims to be without merit and intends to vigorously defend the claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended March 31, 1998.

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



                             SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                             By: Shelter Realty VII Corporation
                                 Corporate General Partner

                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer


                             Date: May 1, 1998


