Form 10QSB
period 1998-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1998-08-07
CIK 758009

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


                  For the quarterly period ended June 30, 1998

                                       or

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
                                  (Unaudited)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                            $1,031
  Receivables and deposits                                                154
  Restricted escrows                                                       89
  Other assets                                                            179
  Investment properties:
     Land                                                   $ 1,774
     Buildings and related personal property                 19,948
                                                             21,722
     Less accumulated depreciation                          (10,321)    11,401

                                                                       $12,854

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                     $  130
  Tenant security deposit liabilities                                      76
  Accrued property taxes                                                  125
  Other liabilities                                                       111
  Mortgage notes payable                                               11,025

Partners' Capital (Deficit)
  General partners                                          $  (132)
  Limited partners (17,343 units
     issued and outstanding)                                  1,519      1,387

                                                                       $12,854


          See Accompanying Notes to Consolidated Financial Statements

b)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                   $  936     $  874     $1,863     $1,734
  Other income                        50         41        100         81
  Casualty loss                       --        (52)        --         --
     Total revenues                  986        863      1,963      1,815

Expenses:
  Operating                          360        395        674        732
  General and administrative          42         50         78         68
  Depreciation                       208        196        415        386
  Interest                           223        227        447        454
  Property taxes                      63         47        125         91
     Total expenses                  896        915      1,739      1,731

  Net income (loss)               $   90     $  (52)    $  224     $   84

Net income (loss) allocated
  to general partners (1%)        $    1     $   --     $    2     $    1
Net income (loss) allocated
  to limited partners (99%)           89        (52)       222         83

                                  $   90     $  (52)    $  224     $   84

Net income (loss) per limited
  partnership unit                $ 5.13     $(2.96)    $12.80     $ 4.80


          See Accompanying Notes to Consolidated Financial Statements
c)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                    Limited
                                  Partnership   General    Limited
                                     Units      Partners   Partners    Total

Original capital contributions      17,343       $   2      $17,343    $17,345

Partners' capital (deficit)
  at December 31, 1997              17,343       $(134)     $ 1,297    $ 1,163

Net income for the six months
  ended June 30, 1998                   --           2          222        224

Partners' capital (deficit)
  at June 30, 1998                  17,343       $(132)     $ 1,519    $ 1,387

          See Accompanying Notes to Consolidated Financial Statements


d)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
Cash flows from operating activities:
  Net income                                              $  224      $   84
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             415         386
    Amortization of discounts and loan costs                  22          21
    Change in accounts:
      Receivables and deposits                               144          89
      Other assets                                             7          (5)
      Accounts payable                                        33         102
      Tenant security deposit liabilities                     (2)         (8)
      Accrued property taxes                                 (59)        (85)
      Other liabilities                                        7         (54)

         Net cash provided by operating activities           791         530

Cash flows from investing activities:
  Property improvements and replacements                    (275)       (342)
  Deposits to restricted escrows                              (2)         (2)
  Insurance proceeds received                                 --          52

         Net cash used in investing activities              (277)       (292)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (95)        (88)
  Distributions to partners                                   --        (304)

         Net cash used in financing activities               (95)       (392)

Net increase (decrease) in cash                              419        (154)

Cash and cash equivalents at beginning of period             612       1,055

Cash and cash equivalents at end of period                $1,031      $  901

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  425      $  432

           See Accompanying Notes to Consolidated Financial Statements

e)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties VII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

                                                       Six Months Ended
                                                           June 30,
                                                        (in thousands)
                                                        1998       1997

Net cash provided by operating activities              $ 791      $ 530
  Payments on mortgage notes payable                     (95)       (88)
  Property improvements and replacements                (275)      (342)
  Change in restricted escrows, net                       (2)        (2)
  Changes in reserves for net operating
   liabilities                                          (130)       (39)
  Additional reserves                                   (289)       (61)

      Net cash used in operations                      $  --      $  (2)

At June 30, 1998 and 1997, the Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $289,000 and $61,000, respectively, to fund maintenance items and capital improvements at both properties.

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


                                               Six Months Ended June 30,
                                                    1998       1997
                                                    (in thousands)

Property management fees (included in operating      $ 97       $ 90
 expenses)
Reimbursement for services of affiliates
 (included in general and administrative and
 operating expenses) (1)                               47         39

(1) Included in "Reimbursements for Services of Affiliates" for 1998 is approximately $3,000 in reimbursements for construction oversight costs.

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

On July 21, 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 6,000 of the outstanding units of limited partnership interest in the Partnership, at $450 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 27, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a) (1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

NOTE D - CASUALTY LOSS

During the three months ended June 30, 1997, the Partnership recorded a $52,000 casualty loss as a result of the write-off of the cost of roofs damaged in a hail storm at Governor's Park Apartments. This loss offset the $52,000 casualty gain recognized in the first quarter of 1997 as a result of the receipt of insurance proceeds for this damage.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                          Average
                                         Occupancy
                                      1998        1997
Hickory Ridge Apartments
  Memphis, Tennessee                   95%         89%

Governor's Park Apartments
  Ft. Collins, Colorado                96%         94%


The Corporate General Partner attributes the increase in occupancy at Hickory Ridge to increased curb appeal as a result of the completion of an exterior
building improvement project in 1997.   In addition, the increase is also
attributable to an increase in employment at two large area employers. The increase in occupancy at Governor's Park is attributable to roof repairs which were completed at the property during 1997 which has improved the appeal of this property.

Results of Operations

The Partnership reported net income of approximately $90,000 and $224,000, respectively for the three and six month periods ended June 30, 1998. The Partnership reported net (loss) income of approximately $(52,000) and $84,000
for the three and six month periods ended June 30, 1997.   The increase in net
income for both periods is attributable to increases in rental income, other income and a decrease in operating expenses. Rental income increased at both Governor's Park and Hickory Ridge as a result of rental rate increases and an increase in occupancy at both properties as discussed above. Other income increased primarily due to increases in late charges and application fees at Hickory Ridge. Operating expenses decreased as a result of building improvements and property appearance costs and repairs which were completed in 1997 at both properties.

The increase in net income was partially offset by an increase in property taxes and depreciation expense. Property taxes increased due to an increase in the assessed value at Hickory Ridge Apartments during 1998. Depreciation expense increased due to an increase in depreciable assets.

Included in operating expense for the six months ended June 30, 1998 is approximately $18,000 of major repairs and maintenance comprised of gutter repairs, construction services and window coverings. Included in operating expense for the six months ended June 30, 1997 is approximately $70,000 of major repairs and maintenance comprised of exterior building improvements and parking lot repairs, construction services and swimming pool repairs.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership had unrestricted cash of approximately $1,031,000 compared to approximately $901,000 for June 30, 1997. The net increase (decrease) in cash and cash equivalents for the six months ended June 30, 1998 and 1997 is $419,000 and $(154,000), respectively. Net cash provided by operating activities increased due to an increase in net income as discussed above, an increase in other liabilities and a decrease in receivables and deposits. These changes were partially offset by a smaller increase in accounts payable due to the timing of payments. The increase in other liabilities is a result of increases in the accruals for wages and insurance as a result of the timing of payments. The decrease in accounts receivables and deposits is a result of improved collections and the receipt of refunds due the Partnership at the end of 1997. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to 1997. This decrease was partially offset by the absence of any insurance proceeds in 1998. Net cash used in financing activities decreased due to a decrease in distributions to partners in 1998 as compared to 1997.

The Corporate General Partner has budgeted $155,000 in 1998 for parking area repair and overlay and roof repairs at Hickory Ridge Apartments, which are to be funded from operations and Partnership reserves. This work is approximately two-thirds complete as of June 30, 1998. The Partnership has no other material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,025,000, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003, at which time the properties will either be refinanced or sold. In May 1997, the Partnership distributed approximately $300,000 to the limited partners and in April 1997, the Partnership paid approximately $4,000 to Colorado for state tax withholdings on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Corporate General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1998.


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



                             Date: August 7, 1998