Form 10QSB
period 1998-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1998-11-16
CIK 758009

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


               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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
                                  (Unaudited)

                               September 30, 1998


Assets
  Cash and cash equivalents                                    $1,041
  Receivables and deposits                                        199
  Restricted escrows                                               90
  Other assets                                                    150
  Investment properties:
     Land                                         $ 1,774
     Buildings and related personal property       20,082
                                                   21,856
     Less accumulated depreciation                (10,538)      11,318

                                                               $12,798


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                             $   35
  Tenant security deposit liabilities                              75
  Accrued property taxes                                          184
  Other liabilities                                               115
  Mortgage notes payable                                       10,979

Partners' Capital (Deficit)
  General partners                                $  (132)
  Limited partners (17,343 units
     issued and outstanding)                        1,542        1,410

                                                               $12,798


          See Accompanying Notes to Consolidated Financial Statements


b)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)




                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                                1998       1997        1998        1997
Revenues:
  Rental income              $  946      $  915       $2,809      $2,649
  Other income                   53          48          153         129
  Casualty gain                  --          28           --          28
     Total revenues             999         991        2,962       2,806

Expenses:
  Operating                     439         463        1,113       1,195
  General and administrative     40          32          118         100
  Depreciation                  217         204          632         590
  Interest                      221         224          668         678
  Property taxes                 59          45          184         136
  Casualty loss                  --          43           --          43
     Total expenses             976       1,011        2,715       2,742

  Net income (loss)          $   23      $  (20)      $  247      $   64

Net income (loss) allocated
  to general partners (1%)   $   --      $   --       $    2      $    1
Net income (loss) allocated
  to limited partners (99%)      23         (20)         245          63

                             $   23      $  (20)      $  247      $   64
Net income (loss) per limited
  partnership unit           $ 1.33      $(1.15)      $14.13      $ 3.63

Distribution per limited
  partnership unit           $   --      $   --       $17.53      $   --


          See Accompanying Notes to Consolidated Financial Statements

c)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                   Limited
                                 Partnership   General    Limited
                                    Units      Partners   Partners    Total

Original capital contributions      17,343      $   2      $17,343    $17,345

Partners' capital (deficit)
  at December 31, 1997              17,343      $(134)     $ 1,297    $ 1,163

Net income for the nine months
  ended September 30, 1998              --          2          245        247

Partners' capital (deficit)
  at September 30, 1998             17,343      $(132)     $ 1,542    $ 1,410

          See Accompanying Notes to Consolidated Financial Statements

d)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                        1998       1997
Cash flows from operating activities:
  Net income                                           $  247    $   64
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          632       590
    Amortization of discounts and loan costs               33        31
    Casualty gain                                          --       (28)
    Loss on disposal of property                           --        43
    Change in accounts:
      Receivables and deposits                             99        31
      Other assets                                         28         8
      Accounts payable                                    (62)       48
      Tenant security deposit liabilities                  (3)       (6)
      Accrued property taxes                               --       (40)
      Other liabilities                                    11       (58)

         Net cash provided by operating activities        985       683

Cash flows from investing activities:
  Property improvements and replacements                 (409)     (641)
  Deposits to restricted escrows                           (3)       (3)
  Insurance proceeds received                              --        52

         Net cash used in investing activities           (412)     (592)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (144)     (133)
  Distribution to partners                                 --      (304)

         Net cash used in financing activities           (144)     (437)

Net increase (decrease) in cash and cash equivalents      429      (346)

Cash and cash equivalents at beginning of period          612     1,055

Cash and cash equivalents at end of period             $1,041    $  709

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  637    $  647

           See Accompanying Notes to Consolidated Financial Statements

e)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties VII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its one 99% owned partnership. The Partnership may remove the General Partner of the consolidated partnership; therefore, the consolidated partnership is deemed controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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


                                                 Nine months Ended
                                                   September 30,
                                                  (in thousands)
                                                  1998        1997

Net cash provided by operating activities       $ 985        $ 683
  Payments on mortgage notes payable             (144)        (133)
  Property improvements and replacements         (409)        (641)
  Change in restricted escrows, net                (3)          (3)
  Changes in reserves for net operating
    liabilities                                   (73)          17
  Additional reserves                            (356)          --

      Net cash used in operations               $  --        $ (77)

At September 30, 1998, the Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $356,000 to fund maintenance items and capital improvements at both properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1998 and 1997:


                                                     Nine months Ended
                                                       September 30,
                                                    1998          1997
                                                       (in thousands)

Property management fees (included in operating     $146          $137
 expenses)
Reimbursement for services of affiliates
 (included in operating and general and
 administrative expenses (1)                          71           104

(1) Included in "Reimbursements for services of affiliates" for the nine months ended September 30, 1998 and 1997 is approximately $5,000 and $45,000, respectively, in reimbursements for construction oversight costs.

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

During December 1997, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash. During February 1998, the tender offers were completed and the Purchaser tendered 2,180 units of limited partnership interest in the Partnership.

On July 21, 1998, the Purchaser commenced an additional tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 6,000 of the outstanding units of limited partnership interest in the Partnership, at $450 per Unit, net to the seller in cash. During August 1998, the tender offers were completed and the Purchaser acquired 1,450 units of limited partnership interest in the Partnership.

NOTE D - CASUALTY LOSS

During the nine months ended September 30, 1997, the Partnership recorded a $43,000 casualty loss on disposal of property that relates to roof write-offs on both of the Partnership's investment properties. During the nine months ended September 30, 1997, the Partnership also recorded a $28,000 casualty gain relating to hail damage at Governor's Park Apartments. The hail damage occurred in 1996; however, the expenses were incurred during the nine months ended September 30, 1997. The insurance proceeds were received during the nine months ended September 30, 1997.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Corporate General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no
other holder of IPT is required to approve the merger.    The Corporate
General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                   Average
                                  Occupancy
                               1998      1997
Hickory Ridge Apartments
  Memphis, Tennessee            95%       90%

Governor's Park Apartments
  Ft. Collins, Colorado         96%       95%

The Corporate General Partner attributes the increase in occupancy at Hickory Ridge to increased curb appeal as a result of the completion of an exterior
building improvement project in 1997.   In addition, the increase is also
attributable to an increase in employment at two large area employers.

Results of Operations

The partnership reported net income of approximately $23,000 and $247,000, respectively for the three months and nine months ended September 30, 1998. The partnership reported net (loss) income of approximately $(20,000) and $64,000,
respectively for the three and nine months ended September 30, 1997.   The
increase in net income for both periods is attributable to increases in rental income, other income and a decrease in operating expenses. Rental income increased at both Governor's Park and Hickory Ridge as a result of rental rate increases and an increase in average occupancy at both properties as discussed above. Other income increased primarily due to increases in late charges and cleaning and damage fees at Hickory Ridge. Operating expenses decreased as a result of building improvements and property appearance costs and repairs which were completed in 1997 at both properties.

The increase in net income was partially offset by an increase in property taxes and depreciation expense. Property taxes increased due to an increase in the assessed value at Hickory Ridge Apartments during 1998. Depreciation expense increased due to an increase in depreciable assets.

Included in operating expense for the nine months ended September 30, 1998 is approximately $57,000 of major repairs and maintenance comprised of exterior building improvements, major landscaping, gutter repairs, and construction services. Included in operating expense for the nine months ended September 30, 1997 is approximately $109,000 of major repairs and maintenance comprised of exterior building improvements, parking lot repairs, construction services and tennis court repairs.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,041,000 compared to approximately $709,000 for September 30, 1997. The net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 1998 and 1997 is $429,000 and $(346,000),
respectively. Net cash provided by operating activities increased due to an increase in net income as discussed above, an increase in other liabilities, and a decrease in receivables and deposits. These changes were partially offset by a decrease in accounts payable due to the timing of payments. The increase in other liabilities is the result of a decrease in deferred income during the nine months ended September 30, 1997. The decrease in accounts receivables and deposits is a result of improved collections and the receipt of refunds due the Partnership at the end of 1997. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared
to 1997.   This decrease was partially offset by the absence of any insurance proceeds in 1998. Net cash used in financing activities decreased due to a decrease in distributions to partners in 1998 as compared to 1997.

The Corporate General Partner has budgeted $151,000 in 1998 for parking area repair and overlay and roof repairs at Hickory Ridge Apartments, which are to be funded from operations and Partnership reserves. This work is approximately two-thirds complete as of September 30, 1998. The Partnership has no other material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $10,979,000, net of discount, is amortized over varying periods with required balloon payments ranging from March 1, 2001, to October 15, 2003. The General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. In May 1997, the Partnership distributed approximately $300,000 ($17.53 per limited partnership unit) to the limited partners and in April 1997, the Partnership paid approximately $4,000 to Colorado for state tax withholdings on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Corporate General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and Plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Corporate General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Corporate General Partner
is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc, ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partners believes the claims to be without merit and intends to defend the action vigorously.

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

       b)    Reports on Form 8-K:

             None filed during the quarter ended September 30, 1998.



                                   SIGNATURES


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                             By:Shelter Realty VII Corporation
                                Corporate General Partner


                             By:/s/ Patrick Foye
                                Patrick Foye
                                Executive Vice President


                             By:/s/ Timothy R. Garrick
                                Timothy R. Garrick
                                Vice President - Accounting
                                (Duly Authorized Officer)



                             Date:  November 16, 1998