Form 10KSB
period 1998-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1999-03-26
CIK 758009

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from______ to ______

                         Commission file number 0-14369

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

      South Carolina                                       54-0784852
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                        55 Beattie Place, P.O. Box 1089
                       Greenville, South Carolina  29602
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $3,944,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate December 31, 2024 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. The Registrant acquired two existing apartment properties and a newly constructed apartment property during 1985, in its acquisition phase. The Registrant continues to own and operate two of these properties. See "Item 2. Description of Properties."

Commencing March 18, 1985, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "SEC"), up to 40,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on November 5, 1985. Upon termination of the offering, the Registrant had accepted subscriptions for 17,343 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $17,343,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make any additional capital contributions.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Registrant is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While, the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Corporate General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. Such services were provided by affiliates of the Corporate General Partner for the years ended December 31, 1998 and 1997.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

Governor's Park Apartments   09/30/85   Fee ownership subject to a        Apartment
 Ft. Collins, Colorado                  first and second mortgages. (1)   188 units

(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.


SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                         Gross
                       Carrying       Accumulated                          Federal
Property                 Value       Depreciation    Rate     Method      Tax Basis
                           (in thousands)                              (in thousands)

Hickory Ridge Apts.     $14,310        $ 7,413     5-29 yrs    S/L         $6,377

Governor's Park Apts.     7,651          3,349     5-39 yrs    S/L          3,121

                        $21,961        $10,762                             $9,498


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                    Principal                                          Principal
                    Balance At     Stated                               Balance
                   December 31,   Interest      Period     Maturity       Due At
Property               1998         Rate      Amortized      Date      Maturity (3)
                  (in thousands)                                     (in thousands)


Hickory Ridge      $ 6,373          7.50%         (1)      03/01/01      $6,057

Governor's Park
  1st Mortgage       4,466          7.83%         (2)      10/15/03       4,083
  2nd Mortgage         147          7.83%         none     10/15/03         147
                    10,986

Less unamortized
  discounts            (57)

Total              $10,929                                             $10,287


(1)The principal balance is being amortized over 300 months with a balloon payment due March 1, 2001.

(2)The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3)See "Item 7, Financial Statements _ Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

The following table sets forth the average annual rental rates and occupancy for 1998 and 1997 for each property.


                         Average Annual                Average
                          Rental Rates                Occupancy
                        1998         1997          1998       1997

Hickory Ridge          $6,517       $6,374          95%        90%
Governor's Park         8,321        8,034          96%        95%

The Corporate General Partner attributes the increase in occupancy at Hickory Ridge Apartments to the improved curb appeal of the property as a result of the completion of an exterior building improvement project in 1997. Additionally, the increase is also attributable to an increase in employment at two large area employers.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and the tax rate in 1998 for each property was:

                                          1998          1998
                                        Billing         Rate
                                     (in thousands)

Hickory Ridge                            $ 108          2.82%
Governor's Park                             72          8.77%


CAPITAL IMPROVEMENTS:

Hickory Ridge

During 1998, the Partnership completed approximately $404,000 of capital improvements at the property, consisting primarily of parking area repairs, roof replacements, appliance and floor covering replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $328,000 of capital improvements over the near term. The partnership has budgeted, but is not limited to, capital improvements of approximately $392,000 for 1999 consisting of roof replacements, landscaping and irrigation, drainage and pool repairs.

Governor's Park:

During 1998, the Partnership completed approximately $110,000 of capital improvements at the property consisting primarily of swimming pool repairs, appliance and floor covering replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $84,000 of capital improvements over the near term. The partnership has budgeted, but is not limited to, capital improvements of approximately $116,000 consisting of stairwells, drives and parking lot repairs.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from the operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership offered and sold 17,343 limited partnership units including 100 units purchased by the Corporate General Partner aggregating $17,343,000. The Partnership currently has 1,295 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner owned 3,877 Units or 22.355% as of December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During 1997 the Partnership paid a total of $304,000 in distributions to its partners. The Partnership distributed approximately $300,000 of the $304,000 (approximately $17.30 per limited partnership unit) to the limited partners and in April 1997, the Partnership paid approximately $4,000 (approximately $.23 per limited partnership unit) to Colorado for state tax withholdings on behalf of the limited partners. There were no cash distributions made in 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. Subsequent to the Partnership's year end a distribution from operations of $600,000 (approximately $34.25 per limited partnership unit) was paid during January 1999. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded by an amount equal to $400 per apartment unit at Governor's Park. The Reserve Account is currently fully funded.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized net income of approximately $336,000 and $123,000 for the years ended December 31, 1998 and 1997, respectively. (See "Note G" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income). The increase in net income was due primarily to an increase in total revenue and to a lesser extent a decrease in total expenses. Revenues increased primarily due to an increase in rental income. The increase in rental income is primarily attributable to an increase in the average annual rental rates and improved occupancy at both of the Registrant's properties. Other income also increased and such increase was primarily due to increases in late charges and cleaning and damage fees at Hickory Ridge. In 1998 the Partnership did not have an increase in revenue due to the recognition of casualties as it did in 1997.

Expenses decreased due to a reduction in operating expense which was partially offset by increases in general and administrative expense, depreciation and property taxes. Operating expense decreased as a result of building improvements and property appearance costs and repairs which were completed in 1997 at both properties. Depreciation expense increased due to the increase in property improvements and replacements completed during 1997 and 1998. Property tax expense increased due to an underaccrual of property taxes at the end of 1997.

General and administrative expense increased as a result of an increase in legal costs associated with the litigation noted in Item 3. Included in general and administrative expense at both December 31, 1998 and 1997 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Registrant above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended December 31, 1998, no adjustments for impairment of value were recorded.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,201,000 as compared to approximately $612,000 at December 31, 1997. The increase in cash and cash equivalents is due to $1,301,000 of cash provided by operating activities which was partially offset by $194,000 of cash used in financing activities, and $518,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted primarily of capital improvements and to a lesser extent deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $508,000 in capital improvements for both of the Registrant's properties in 1999. Budgeted capital improvements at Hickory Ridge include roof replacements, landscaping and irrigation, drainage and pool repairs. Budgeted capital improvements at Governor's Park include stairwells, drives and parking lot repairs. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,929,000 net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

In May 1997, the Partnership distributed approximately $300,000 (approximately $17.30 per limited partnership unit) to the limited partners and in April 1997, the Partnership paid approximately $4,000 (approximately $.23 per limited partnership unit) to Colorado for state tax withholdings on behalf of the limited partners. No distributions were made in 1998. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to $400 per apartment unit at Governor's Park. The reserve account is currently fully funded.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheet - December 31, 1998

    Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

    Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

    Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
        1997

    Notes to Consolidated Financial Statements






               Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)

Assets
  Cash and cash equivalents                                     $ 1,201
  Receivables and deposits                                          261
  Restricted escrows                                                 91
  Other assets                                                      136
  Investment properties:
    Land                                           $ 1,774
    Buildings and personal property                 20,187
                                                    21,961
    Less accumulated depreciation                  (10,762)      11,199
                                                                $12,888

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $    27
  Tenant security deposit liabilities                                77
  Accrued property taxes                                            241
  Other liabilities                                                 115
  Mortgage note payable                                          10,929

Partners' (Deficit) Capital
  General partner                                  $  (131)
     Limited partners (17,343 units issued
     and outstanding)                                1,630        1,499
                                                                $12,888


          See Accompanying Notes to Consolidated Financial Statements



                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                     Years Ended December 31,
                                                        1998         1997

Revenues:
  Rental income                                       $3,745       $3,525
  Other income                                           199          171
  Casualty gain                                           --           91
     Total revenues                                    3,944        3,787

Expenses:
  Operating                                            1,464        1,625
  General and administrative                             163          144
  Depreciation                                           856          806
  Interest                                               884          905
   Property taxes                                        241          184
     Total expenses                                    3,608        3,664

          Net income                                  $  336       $  123

Net income allocated to general partner (1%)          $    3       $    1
Net income allocated to limited partners (99%)           333          122

                                                      $  336       $  123

Net income per limited partnership unit               $19.20       $ 7.03

Distribution per limited partnership unit             $   --       $17.53

          See Accompanying Notes to Consolidated Financial Statements




                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                     Years Ended December 31, 1998 and 1997

                        (in thousands, except unit data)


                                   Limited
                                 Partnership    General     Limited
                                    Units       Partner    Partners      Total

Original capital contributions     17,343      $     2     $17,343    $17,345

Partners' (deficit) capital
 at December 31, 1996               17,343      $  (135)    $ 1,479   $ 1,344

Distributions paid to partners          --           --        (304)     (304)

Net income for the year ended
  December 31, 1997                    --            1         122        123

Partners' (deficit) capital
 at December 31, 1997              17,343         (134)      1,297      1,163

Net income for the year ended
 December 31, 1998                     --            3         333        336

Partners' (deficit) capital
 at December 31, 1998               17,343     $   (131)    $ 1,630   $ 1,499

          See Accompanying Notes to Consolidated Financial Statements



                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                      Years Ended December 31,
                                                         1998         1997

Cash flows from operating activities:
  Net income                                          $     336    $   123
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                            856        806
    Amortization of loan costs and discounts                 39         43
    Casualty gain                                            --        (91)
    Loss on disposition of property                          --         43
    Change in accounts:
      Receivables and deposits                               37         65
      Other assets                                           36        (10)
      Accounts payable                                      (70)        58
      Tenant security deposit liabilities                    (1)        (2)
      Accrued taxes                                          57          9
      Other liabilities                                      11        (56)

         Net cash provided by operating activities        1,301        988

Cash flows from investing activities:
  Property improvements and replacements                   (514)      (996)
  Net increase in restricted escrows                         (4)        (4)
  Insurance proceeds from property damage                     --        52

         Net cash used in investing activities             (518)      (948)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (194)      (179)
  Distribution paid to limited partners                      --       (304)

         Net cash used in financing activities             (194)      (483)

Net increase (decrease) in cash and cash
    equivalents                                             589       (443)

Cash and cash equivalents at beginning of period            612      1,055

Cash and cash equivalents at end of period              $ 1,201    $   612

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   847    $   861

Supplemental disclosure of non-cash investing activity:
  Insurance proceeds receivable                         $    --    $    63

          See Accompanying Notes to Consolidated Financial Statements



                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date. The Partnership commenced operations on August 27, 1985, and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns two apartment properties located in Tennessee and Colorado.

Principles of Consolidation: The Registrant's financial statements include the accounts of the Registrant and its 99.99% owned partnership. The General Partner of the consolidated partnership is Shelter Realty VII Corporation. Shelter Realty VII Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations," as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                    1998            1997
                                                       (in thousands)

Net cash provided by operating activities        $1,301          $  988
Property improvements and replacements             (514)           (996)
Payments on mortgage notes payable                 (194)           (179)
Changes in reserves for net operating
 liabilities                                        (70)            (64)
Changes in restricted escrows, net                   (4)             (4)
Insurance proceeds from property damage              --              52
Net cash from operations                         $  519          $ (203)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. In May 1997, the Partnership distributed approximately $300,000 to the limited partners and in April 1997, the Partnership paid approximately $4,000 to Colorado for state tax withholdings on behalf of the limited partners. No distributions were declared or paid in 1998. During the first quarter of 1999, the Partnership made a distribution in the amount of $600,000 from operations.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $400 per apartment unit for Governor's Park for a total of $75,200. As of December 31, 1998, the Partnership had deposits of approximately $90,000 in its Reserve Account.

Undistributed Net Proceeds from Refinancing: At December 31, 1998, $567,000 of net proceeds from refinancings remained undistributed.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' capital (deficit) for 1998 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 17,343 units outstanding.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 1998 was approximately $70,000, as compared to a decrease of approximately $64,000 during 1997. These amounts were determined by considering changes in the balances of, receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows: At the time of the refinancing of the Governor's Park mortgage note payable in 1993, a General Reserve Account was established with the refinancing proceeds from Governor's Park. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) to the Governor's Park reserve account until it equals $400 per apartment unit or $75,200 in total. The balance in the reserve account at December 31, 1998, is approximately $90,000, which includes interest earned on these funds.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs of approximately $304,000, net of accumulated amortization of approximately $170,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $71,000 in 1998, and approximately $59,000 in 1997 were charged to expenses as incurred and are included in operating expenses.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for segment disclosures.

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to an affiliate of the Corporate General Partner during the years ended December 31, 1998 and 1997:
                                                         1998      1997
                                                         (in thousands)
Property management fees
   (included in operating expenses)                      $196      $184

Reimbursements for services of affiliates
   (included in investment properties, operating
   and general and administrative expenses ) (1)           93       136

(1) Included in "reimbursements for services of affiliates" is approximately $5,000 and $51,000, for the years ended December 31, 1998 and 1997, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $196,000 and $184,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $93,000 and $136,000 for the years ended December 31, 1998 and 1997, respectively.

During December 1997, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser tendered 2,180 units of limited partnership interest in the Partnership or 12.57% of the total outstanding units.

On July 21, 1998, another affiliate of the Corporate General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 6,000 of the outstanding units of limited partnership interest in the Partnership, at $450 per Unit, net to the seller in cash. During August 1998, the tender offer was completed and the "Second Purchaser" acquired 1,450 units of limited partnership interest in the Partnership or 8.36% of the total outstanding units.

As of December 31, 1998, affiliates of AIMCO own approximately 3,877 Units or approximately 22.355% of outstanding limited partnership units.

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

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                    Principal     Monthly                           Principal
                   Balance At     Payment    Stated                  Balance
                  December 31,   Including  Interest    Maturity     Due At
  Property            1998        Interest    Rate        Date      Maturity
                (in thousands)                                  (in thousands)

Hickory Ridge       $ 6,373          $ 51      7.50%    03/01/01    $6,057

Governor's Park
 1st mortgage         4,466            35      7.83%    10/15/03     4,083
 2nd mortgage           147             1      7.83%    10/15/03       147

                     10,986          $ 87

Less unamortized
discounts               (57)

                    $10,929                                        $10,287

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective properties. Prepayment penalties are required if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

              1999               $   209
              2000                   225
              2001                 6,164
              2002                    88
              2003                 4,300
                                 $10,986


NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              Initial Cost
                                             To Partnership
                                             (in thousands)

                                                   Buildings        Cost
                                                  and Related    Capitalized
                                                    Personal    Subsequent to
Description             Encumbrances     Land       Property     Acquisition

Hickory Ridge Apts.       $ 6,373        $1,060      $11,839        $ 1,411
 Memphis, Tennessee

Governor's Park Apts.       4,613           714        6,496            441
 Ft. Collins, Colorado

   Totals                 $10,929        $1,774      $18,335        $ 1,852





                  Gross Amount At Which Carried
                      At December 31, 1998
                         (in thousands)

                               Buildings
                              And Related
                                Personal      Accumulated          Date of      Date    Depreciation
Description             Land    Property   Total   Depreciation  Construction Acquired   Life-Years
                                                  (in thousands)


Hickory Ridge Apts.    $1,060   $13,250   $14,310      $7,413     1971-1973   08/27/85      5-29
Memphis, Tennessee

Governor's Park Apts.
Ft. Collins, Colorado     714     6,937     7,651       3,349         1983    09/30/85      5-39

Totals                 $1,774   $20,187   $21,961     $10,762



Reconciliation of "Real Estate and Accumulated Depreciation"


                                           Years Ended December 31,
                                               1998           1997

Real Estate

Balance at beginning of year               $21,447        $20,553
 Property improvements                         514            996
 Disposal of property                           --           (102)

Balance at End of Year                     $21,961        $21,447

Accumulated Depreciation

Balance at beginning of year               $ 9,906        $ 9,134
 Additions charged to expense                  856            806
 Disposal of property                           --            (34)

Balance at End of Year                     $10,762        $ 9,906


The aggregate cost of investment property for Federal income tax purposes at December 31, 1998 and 1997 is approximately $24,732,000 and $24,217,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is approximately $15,234,000 and $14,244,000, respectively.

NOTE F - DISTRIBUTIONS

During the year ended December 31, 1997, the Partnership declared and paid a cash distribution to the limited partners in the amount of $304,000 ($17.53 per limited partnership unit). No distributions were paid in 1998. Subsequent to December 31, 1998 the Partnership distributed approximately $594,000 to the limited partners ($34.25 per limited partnership unit) and $6,000 to the General Partners.

NOTE G - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                             1998           1997

Net income as reported                      $ 336          $ 123
Add (deduct):
 Depreciation differences                    (133)          (126)
 Unearned income                               23             21
 Casualty                                      --             15
 Other                                         23             18

Federal taxable income                      $  249         $  51

Federal taxable income per limited
partnership unit                             $14.22        $2.91


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


    Net assets as reported                     $ 1,499
    Buildings                                    2.770
    Accumulated depreciation                    (4,471)
    Syndication fees                             2,292
    Other                                           93

    Net assets - tax basis                     $ 2,183


NOTE H - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", Shelter Properties VII Limited Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, located in Tennessee and Colorado. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1998                 Residential       Other         Totals

Rental income                        $  3,745         $     --    $  3,745
Other income                              179               20         199
Interest expense                          884               --         884
Depreciation                              856               --         856
General and administrative expense         --              163         163
Casualty gain                              --               --          --
Segment profit (loss)                     479             (143)        336
Total assets                           12,380              508      12,888
Capital expenditures for
 investment properties                    514               --         514


               1997                 Residential        Other         Totals

Rental income                        $  3,525         $     --     $  3,525
Other income                              143               28          171
Interest expense                          905               --          905
Depreciation                              806               --          806
General and administrative expense         --              144          144
Casualty gain                              91               --           91
Segment profit (loss)                     239             (116)         123
Total assets                           12,317              425       12,742
Capital expenditures for
 investment properties                    996               --          996

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership funds, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 60, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation ( the former parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty VII Corporation ("Corporate") are set forth below. There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Corporate General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any renumeration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as provided below, as of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Units of the Registrant as of December 31, 1998.

                                            Number of          Percent
     Name and Address                          Units          Of Total

     Insignia Properties, LP
     (an affiliate of AIMCO)                    247            1.424%
     Madison River Properties LLC
     (an affiliate of AIMCO)                  2,180            12.57%
     Cooper River Properties LLC
     (an affiliate of AIMCO)                  1,450            8.361%

Insignia Properties LP, Madison River Properties LLC and Cooper River Properties LLC are all indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the items of the partnership agreement governing the partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Corporate General Partner. AIMCO and its affiliates currently own 22.355% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to an affiliate of the Corporate General Partner during the years ended December 31, 1998 and 1997:

                                                         1998      1997
                                                         (in thousands)
Property management fees
   (included in operating expenses)                      $196      $184

Reimbursements for services of affiliates
   (included in investment properties, operating
   and general and administrative expenses ) (1)           93       136

(1) Included in "reimbursements for services of affiliates" is approximately $5,000 and $51,000, for the years ended December 31, 1998 and 1997, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $196,000 and $184,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $93,000 and $136,000 for the years ended December 31, 1998 and 1997, respectively.

During December 1997, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser tendered 2,180 units of limited partnership interest in the Partnership or 12.57% of the total outstanding units.

On July 21, 1998, another affiliate of the Corporate General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 6,000 of the outstanding units of limited partnership interest in the Partnership, at $450 per Unit, net to the seller in cash. During August 1998, the tender offer was completed and the "Second Purchaser" acquired 1,450 units of limited partnership interest in the Partnership or 8.36% of the total outstanding units.

As of December 31, 1998, affiliates of AIMCO own approximately 3,877 Units or approximately 22.355% of outstanding limited partnership units.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of 1998:

          Current Report on Form 8-K dated October 1, 1998 and filed on
          October 16, 1998, disclosing change in control of the Registrant from Insignia Financial Group, Inc. to AIMCO.


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


                                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                 By:    SHELTER REALTY VII CORPORATION
                                        Corporate General Partner


                                 By:    /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President

                                 By:    /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting

                                 Date:  March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/Patrick J. Foye                       Date: March 26, 1999
     Patrick J. Foye
     Executive Vice President and Director


By:  /s/Timothy R. Garrick                    Date: March 26, 1999
     Timothy R. Garrick
     Vice President - Accounting and Director


                               INDEX OF EXHIBITS


Exhibit


3    See Exhibit 4(a)

4(a) Amended and Restated Certificate and Agreement of Limited Partnership
     [included as Exhibit A to the Prospectus of Registrant dated March 18, 1985 contained in Amendment No. 1 to Registration Statement No. 2-94604, of Registrant filed March 18, 1985 (the "Prospectus") and incorporated herein by reference].

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

10(i)Contracts related to acquisition of properties.

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

10(ii)Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.). [Filed with Amendment No. 1 of


      Registration Statement, No. 2-94604, of Registrant filed March 18, 1985 and incorporated herein by reference.]

 (iii)Contracts related to refinancing of debt:


2.1 Agreement and Plan of Merger, dated as of October 1,1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No 1-14179, dated October 1,
      1998).

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


                                   EXHIBIT 22


                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                SUBSIDIARY LIST


                                       State of Incorporation/
         Name of Subsidiary                   Formation               Date

Governor's Park Apartments VII
 Limited Partnership                        South Carolina            1993
Shelter VII GP Limited Partnership          South Carolina            1993