Form 10QSB
period 1999-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1999-05-04
CIK 758009

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


                 For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from          to

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
                                  (Unaudited)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                  $   842

  Receivables and deposits                                       279

  Restricted escrows                                              92

  Other assets                                                   123

  Investment properties:

    Land                                       $ 1,774

    Buildings and related personal property     20,257

                                                22,031

    Less accumulated depreciation              (10,973)

                                                              11,058

                                                             $12,394

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                           $    17

  Tenant security deposit liabilities                             82

  Accrued property taxes                                         254

  Other liabilities                                              136

  Mortgage notes payable                                      10,880

Partners' Capital (Deficit)

  General partners                             $  (136)

  Limited partners (17,343 units

    issued and outstanding)                      1,161

                                                               1,025

                                                             $12,394


          See Accompanying Notes to Consolidated Financial Statements

b)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)



                                                   Three Months Ended

                                                        March 31,

                                                   1999          1998

Revenues:

Rental income                                         $  933         $ 927

Other income                                              44            50

  Total revenues                                         977           977

Expenses:

Operating                                                322           314

General and administrative                                43            36

Depreciation                                             211           207

Interest                                                 224           224

Property taxes                                            51            62

  Total expenses                                         851           843

Net income                                            $  126         $ 134

Net income allocated to general partners (1%)         $    1         $   1

Net income allocated to limited partners (99%)           125           133

                                                      $  126         $ 134

Net income per limited partnership unit               $ 7.21         $7.67

Distributions per limited partnership unit            $34.25         $  --


          See Accompanying Notes to Consolidated Financial Statements

c)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    (amounts in thousands, except unit data)
                                  (Unaudited)



                                  Limited

                                Partnership   General     Limited

                                   Units      Partners    Partners     Total


Original capital contributions    17,343      $     2    $17,343     $17,345


Partners' capital (deficit)

  at December 31, 1998            17,343      $  (131)   $ 1,630     $ 1,499

Distributions paid to partners        --           (6)      (594)       (600)

Net income for the three months

  ended March 31, 1999                --            1        125         126

Partners' capital (deficit)

  at March 31, 1999               17,343      $  (136)   $ 1,161     $ 1,025


          See Accompanying Notes to Consolidated Financial Statements

d)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                        Three Months Ended

                                                            March 31,

                                                         1999       1998

Cash flows from operating activities:

  Net income                                           $  126      $  134

  Adjustments to reconcile net income to net cash

   provided by operating activities:

    Depreciation                                          211         207

    Amortization of discounts and loan costs               14          11

    Change in accounts:

      Receivables and deposits                            (18)         84

      Other assets                                          1          15

      Accounts payable                                    (10)        (65)

      Tenant security deposit liabilities                   5          (1)

      Accrued property taxes                               13         (85)

      Other liabilities                                    21         (11)


         Net cash provided by operating activities        363         289

Cash flows from investing activities:

  Property improvements and replacements                  (70)        (73)

  Net deposits to restricted escrows                       (1)         (1)

         Net cash used in investing activities            (71)        (74)

Cash flows from financing activities:

  Payments on mortgage notes payable                      (51)        (47)

  Distributions paid to partners                         (600)         --

         Net cash used in financing activities           (651)        (47)

Net (decrease) increase in cash and cash equivalents     (359)        168

Cash and cash equivalents at beginning of period        1,201         612

Cash and cash equivalents at end of period             $  842      $  780

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $  210      $  213


          See Accompanying Notes to Consolidated Financial Statements

e)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, ("AIMCO") a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership of the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the Partnership Agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                    Three Months Ended

                                                         March 31,

                                                     1999          1998

                                                      (in thousands)


Net cash provided by operating activities               $ 363        $ 289

  Payments on mortgage notes payable                     (51)         (47)

  Property improvements and replacements                 (70)         (73)

  Change in restricted escrows, net                       (1)          (1)

  Changes in reserves for net operating

   liabilities                                           (12)           63

  Additional reserves                                   (229)        (231)

      Net cash used in operations                       $  --        $  --


At March 31, 1999 and 1998, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $229,000 and $231,000, respectively to fund maintenance items and capital improvements at both of the Partnership's properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and its affiliates were incurred during the three months ended March 31, 1999 and 1998:

                                                            1999          1998

                                                               (in thousands)

Property management fees (included in operating

 expenses)                                                        $ 49    $ 47

Reimbursement for services of affiliates

 (included in general and administrative

  and operating expenses)                                           21      23


During the three months ended March 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $49,000 and $47,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 and $23,000 for the three months ended March 31, 1999 and 1998, respectively.

During December 1997, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser tendered 2,180 units of limited partnership interest at $350 per Unit in the Partnership or approximately 12.57% of the total outstanding units.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, located in Tennessee and Colorado. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net operating income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other        Totals
Rental income                           $   933      $     --     $    933
Other income                                 40             4           44
Interest expense                            224            --          224
Depreciation                                211            --          211
General and administrative expense           --            43           43
Segment profit (loss)                       165           (39)         126
Total assets                             12,208           186       12,394
Capital expenditures for investment
  properties                                 70            --           70

                 1998
Rental income                           $   927     $     --     $    927
Other income                                 45            5           50
Interest expense                            224           --          224
Depreciation                                207           --          207
General and administrative expense           --           36           36
Segment profit (loss)                       165          (31)         134
Total assets                             12,238          431       12,669
Capital expenditures for investment
  Properties                                 73           --           73

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership funds, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consists of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                Average Occupancy

Property                                         1999      1998

Hickory Ridge Apartments

 Memphis, Tennessee                               94%       93%

Governor's Park Apartments

 Ft. Collins, Colorado                            94%       97%


Results of Operations

The Partnership realized net income of approximately $126,000 for the three months ended March 31, 1999 as compared to net income of approximately $134,000 for the three months ended March 31, 1998. Total revenues remained constant for the comparable period. Rental income increased slightly which was fully offset by a slight decrease in other income. The decrease in net income is due to an increase in total expenses. Expenses increased primarily due to an increase in operating and general and administrative expenses which was partially offset by a decrease in property tax expense. Operating expense increased primarily due to an increase in advertising costs incurred to increase occupancy at Governor's Park Apartments. The increase in advertising expense was partially offset by a decrease in insurance expense at both of the Partnership's properties due to a change in hazard insurance policy carrier. The decrease in property tax expense is due to an adjustment made during 1998 to account for an underaccrual of real estate taxes in 1997.

General and administrative expense increased as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in March 1999 as disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. Included in general and administrative expense at both March 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $842,000 compared to approximately $780,000 at March 31, 1998.
The decrease in cash and cash equivalents of approximately $359,000 for the three months ended March 31, 1999, from the Partnership's calendar year end is due to approximately $651,000 of cash used in financing activities and approximately $71,000 of cash used in investing activities which was partially offset by approximately $363,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of a distribution to partners and to a lesser extent principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Hickory Ridge

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $328,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $392,000 for 1999 consisting of roof replacements, landscaping and irrigation, drainage and pool repairs. During the first quarter of 1999, the Partnership completed approximately $52,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacement.

Governor's Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $84,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $116,000 consisting of stairwells, and parking lot repairs. During the first quarter of 1999, the Partnership completed approximately $18,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,880,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

In January 1999, the Partnership distributed approximately $594,000 (approximately $34.25 per limited partnership unit) to the limited partners and $6,000 to the general partners. No distributions were made during the corresponding period of 1998. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to $400 per apartment unit at Governor's Park. The reserve account is currently fully funded.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Corporate General Partner. AIMCO and its affiliates currently own 22.355% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership funds, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1999.




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

                              Date: May 4, 1999