Form 10QSB
period 1999-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1999-08-05
CIK 758009

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


                  For the quarterly period ended June 30, 1999

                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                  $ 1,045

  Receivables and deposits                                       183

  Restricted escrows                                              93

  Other assets                                                   117

  Investment properties:

    Land                                       $ 1,774

    Buildings and related personal property     20,360

                                                22,134

    Less accumulated depreciation              (11,177)
                                                              10,957

                                                             $12,395
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                           $    19

  Tenant security deposit liabilities                             81

  Accrued property taxes                                         117

  Other liabilities                                              117

  Mortgage notes payable                                      10,831

Partners' Capital (Deficit)

  General partners                             $  (134)

  Limited partners (17,343 units

    issued and outstanding)                      1,364         1,230

                                                             $12,395


          See Accompanying Notes to Consolidated Financial Statements

b)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                  (Unaudited)

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,

                                 1999        1998       1999       1998

Revenues:

  Rental income                 $  964    $  936      $1,897     $1,863

  Other income                      50        50          94        100

     Total revenues              1,014       986       1,991      1,963

Expenses:

  Operating                        316       360         638        674

  General and administrative        60        42         103         78

  Depreciation                     204       208         415        415

  Interest                         219       223         443        447

  Property taxes                    10        63          61        125

     Total expenses                809       896       1,660      1,739

  Net income                    $  205    $   90      $  331     $  224

Net income allocated

  to general partners (1%)      $    2    $    1      $    3     $    2

Net income allocated

  to limited partners (99%)        203        89         328        222

                                $  205    $   90      $  331     $  224

Net income per limited

  partnership unit              $11.70    $ 5.13      $18.91     $12.80

Distributions per limited

  partnership unit              $   --    $   --      $34.25     $   --


          See Accompanying Notes to Consolidated Financial Statements

c)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                 Limited

                               Partnership  General    Limited

                                  Units     Partners   Partners    Total


Original capital contributions   17,343     $     2    $17,343    $17,345


Partners' capital (deficit)

  at December 31, 1998           17,343     $  (131)   $ 1,630    $ 1,499


Distributions paid to partners       --          (6)      (594)      (600)


Net income for the six months

  ended June 30, 1999                --           3        328        331


Partners' capital (deficit)

  at June 30, 1999               17,343     $  (134)   $ 1,364    $ 1,230


          See Accompanying Notes to Consolidated Financial Statements
d)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                        Six Months Ended

                                                            June 30,

                                                         1999        1998

Cash flows from operating activities:

  Net income                                          $  331        $  224

  Adjustments to reconcile net income to net

   cash provided by operating activities:

Depreciation                                             415           415

Amortization of discounts and loan costs                  25            22

Change in accounts:

      Receivables and deposits                            78           144

      Other assets                                        (2)            7

      Accounts payable                                    (8)           33

      Tenant security deposit liabilities                  4            (2)

      Accrued property taxes                            (124)          (59)

      Other liabilities                                    2             7

Net cash provided by operating activities                721           791

Cash flows from investing activities:

  Property improvements and replacements                (173)         (275)

  Net deposits to restricted escrows                      (2)           (2)

Net cash used in investing activities                   (175)         (277)

Cash flows from financing activities:

  Payments on mortgage notes payable                    (102)          (95)

  Distributions to partners                             (600)           --

         Net cash used in financing activities          (702)          (95)

Net (decrease) increase in cash and cash equivalents    (156)          419

Cash and cash equivalents at beginning of period       1,201           612

Cash and cash equivalents at end of period            $1,045        $1,031

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $  418        $  425


          See Accompanying Notes to Consolidated Financial Statements
e)
                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

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


                                                        Six Months Ended

                                                            June 30,

                                                        1999          1998

                                                         (in thousands)


Net cash provided by operating activities                  $ 721   $ 791

  Payments on mortgage notes payable                       (102)     (95)

  Property improvements and replacements                   (173)    (275)

  Change in restricted escrows, net                          (2)      (2)

  Changes in reserves for net operating

   liabilities                                               50     (130)

  Additional reserves                                       (94)    (289)

      Net cash used in operations                         $ 400    $  --

The Corporate General Partner reserved an additional $94,000 and $289,000 at June 30, 1999 and 1998, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and its affiliates during the six months ended June 30, 1999 and 1998:

                                                         1999        1998

                                                          (in thousands)

Property management fees (included in operating

 expenses)                                             $100         $ 97

Reimbursements for services of affiliates

 (included in general and administrative

  and operating expenses) (1)                           36            47


(1) Included in "Reimbursements for services of affiliates" is approximately $3,000 in construction oversight costs for the six months ended June 30, 1998. There were no such costs incurred for the six months ended June 30, 1999.

During the six months ended June 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $100,000 and $97,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $36,000 and $47,000 for the six months ended June 30, 1999 and 1998, respectively.

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

On July 21, 1998, the Purchaser commenced an additional tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 6,000 of the outstanding units of limited partnership interest in the Partnership, at $450 per Unit, net to the seller in cash. During August 1998, the tender offers were completed and the Purchaser tendered 1,450 units of limited partnership interest at $450 per Unit in the Partnership or approximately 8.37% of the total outstanding units.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 5,968.89 (34.42%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $469 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 520.00 units. As a result, AIMCO and its affiliates currently own 4,640 units of limited partnership interest in the Partnership representing 26.75% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                   1999                    Residential     Other        Totals
Rental income                              $ 1,897      $   --       $ 1,897
Other income                                    89           5            94
Interest expense                               443          --           443
Depreciation                                   415          --           415
General and administrative expense              --         103           103
Segment profit (loss)                          429         (98)          331
Total assets                                12,187         208        12,395
Capital expenditures for investment
  properties                                   173          --           173

                   1998
Rental income                              $ 1,863      $   --       $ 1,863
Other income                                    89          11           100
Interest expense                               447          --           447
Depreciation                                   415          --           415
General and administrative expense              --          78            78
Segment profit (loss)                          291         (67)          224
Total assets                                12,349         505        12,854
Capital expenditures for investment
  properties                                   275          --           275

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:


                                               Average Occupancy

Property                                         1999      1998

Hickory Ridge Apartments

 Memphis, Tennessee                               95%       95%

Governor's Park Apartments

 Ft. Collins, Colorado                            95%       96%

Results of Operations

The Registrant's net income for the three and six months ended June 30, 1999 was approximately $205,000 and $331,000, respectively as compared to approximately $90,000 and $224,000 for the three and six months ended June 30, 1998. The increase in net income is due to an increase in total revenue and a decrease in total expenses. Total revenue increased due to an increase in rental income. Rental income increased primarily due to an increase in the average annual rental rates at both of the Partnership's properties. The increase in rental income was partially offset for the six months ended June 30, 1999 due to a slight decrease in other income. Other income remained constant for the three months ended June 30, 1999.

Total expenses decreased primarily due to reductions in property tax and operating expense. The decrease in property tax was primarily due to an adjustment due to an overaccrual of property taxes during 1998 at Hickory Ridge Apartments. The decrease in operating expense is primarily due to a decrease in insurance expense at both of the Partnership's properties due to a change in the hazard insurance policy carrier. The decrease in operating expense was partially offset by an increase in advertising costs incurred in an effort to increase occupancy at Governor's Park Apartments.

The decrease in total expenses was partially offset by an increase in general and administrative expense. General and administrative expense increased as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in March 1999 as disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. Included in general and administrative expense at both June 30, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,045,000 compared to approximately $1,031,000 at June 30, 1998. The decrease in cash and cash equivalents of approximately $156,000 for the six months ended June 30, 1999, from the Partnership's calendar year end is due to approximately $702,000 of cash used in financing activities and approximately $175,000 of cash used in investing activities which was partially offset by approximately $721,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and to a lesser extent principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Hickory Ridge

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $328,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $392,000 for 1999 at this property which includes certain of the required improvements and consist of roof replacements, landscaping and irrigation, drainage and pool repairs. During the six months ended June 30, 1999, the Partnership completed approximately $137,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements and landscaping enhancements to the property.

Governor's Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $84,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $116,000 for 1999 at this property which includes certain of the required improvements and consist of stairwells, and parking lot repairs. During the six months ended June 30, 1999, the Partnership completed approximately $36,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,831,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

In January 1999, the Partnership distributed approximately $594,000 (approximately $34.25 per limited partnership unit) to the limited partners and $6,000 to the general partners. Subsequent to the six months ended June 30, 1999, the Corporate General Partner approved a $400,000 distribution (approximately $396,000 to the limited partners, $22.83 per limited partnership unit). No distributions were made during the corresponding period of 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to $400 per apartment unit at Governor's Park. The reserve account is currently fully funded.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 5,968.89 (34.42%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $469 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 520.00 units. As a result, AIMCO and its affiliates currently own 4,640 units of limited partnership interest in the Partnership representing 26.75% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1999.


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


                              SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                              By:  SHELTER REALTY VII CORPORATION
                                   Corporate General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                              Date: