Form 10QSB
period 1999-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 1999-11-12
CIK 758009

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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



ITEM 1.   FINANCIAL STATEMENTS


a)

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                            $    816
Receivables and deposits                                                  242
Restricted escrows                                                         40
Other assets                                                              152
Investment properties:
Land                                                     $  1,774
Buildings and related personal property                    20,572
                                                           22,346
Less accumulated depreciation                             (11,386)     10,960
                                                                     $ 12,210
Liabilities and Partners' Capital (Deficit)
Liabilities
Accounts payable                                                     $     16
Tenant security deposit liabilities                                        79
Accrued property taxes                                                    139
Other liabilities                                                         141
Mortgage notes payable                                                 10,780
Partners' Capital (Deficit)
General partners                                         $   (134)
Limited partners (17,343 units issued and
outstanding)                                                1,189       1,055

                                                                     $ 12,210

          See Accompanying Notes to Consolidated Financial Statements


b)

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                    1999       1998         1999        1998
Revenues:
Rental income                      $  968     $  946       $2,865      $2,809
Other income                           42         53          136         153
Total revenues                      1,010        999        3,001       2,962

Expenses:
Operating                             282        439          920       1,113
General and administrative             58         40          161         118
Depreciation                          209        217          624         632
Interest                              216        221          659         668
Property taxes                         21         59           82         184
Total expenses                        786        976        2,446       2,715

Net income                         $  224     $   23       $  555      $  247

Net income allocated to
general partners (1%)              $    2     $   --       $    6      $    2

Net income allocated to
limited partners (99%)                222         23          549         245
                                   $  224     $   23       $  555      $  247
Net income per limited
partnership unit                   $12.80     $ 1.33       $31.66      $14.13

Distributions per limited
partnership unit                   $22.83     $   --       $57.08      $   --

          See Accompanying Notes to Consolidated Financial Statements


c)

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                Partnership     General      Limited
                                   Units        Partners    Partners     Total

Original capital contributions    17,343       $     2      $17,343    $17,345

Partners' capital (deficit) at
December 31, 1998                 17,343       $  (131)     $ 1,630    $ 1,499

Distribution to partners              --            (9)        (990)      (999)

Net income for the nine months
ended September 30, 1999              --             6          549        555

Partners' capital (deficit) at
September 30, 1999                17,343       $  (134)     $ 1,189    $ 1,055

          See Accompanying Notes to Consolidated Financial Statements


d)

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                               Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net income                                                 $   555      $   247
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                   624          632
Amortization of discounts and loan costs                        34           33
Change in accounts:
Receivables and deposits                                        19           99
Other assets                                                   (44)          28
Accounts payable                                               (11)         (62)
Tenant security deposit liabilities                              2           (3)
Accrued property taxes                                        (102)          --
Other liabilities                                               26           11

Net cash provided by operating activities                    1,103          985

Cash flows from investing activities:
Property improvements and replacements                        (385)        (409)

Net withdrawals from (deposits to) restricted escrows           51           (3)

Net cash used in investing activities                         (334)        (412)

Cash flows from financing activities:
Payments on mortgage notes payable                            (155)        (144)
Distributions to partners                                     (999)          --

Net cash used in financing activities                       (1,154)        (144)

Net (decrease) increase in cash and cash equivalents          (385)         429
Cash and cash equivalents at beginning of period             1,201          612
Cash and cash equivalents at end of period                 $   816      $ 1,041

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   625      $   637

          See Accompanying Notes to Consolidated Financial Statements


e)

                   SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation:

The Registrant's financial statements include all the accounts of the Registrant and its 99.9% owned partnership. The general partner of the consolidated partnership is Shelter Realty VII Corporation. Shelter Realty VII Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

                                                       Nine Months Ended
                                                         September 30,
                                                      1999             1998
                                                         (in thousands)
Net cash provided by operating activities           $ 1,103          $   985
Payments on mortgage notes payable                     (155)            (144)
Property improvements and replacements                 (385)            (409)
Change in restricted escrows, net                        51               (3)
Changes in reserves for net operating
liabilities                                             110              (73)
Additional reserves                                    (724)            (356)

Net cash used in operations                         $    --          $    --

The Corporate General Partner reserved an additional $724,000 and $356,000 at September 30, 1999 and 1998, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                        1999       1998
                                                         (in thousands)

Property management fees (included in
  operating expenses)                                   $151       $146
Reimbursements for services of affiliates
  (included in general and administrative
  and operating expenses and investment properties)       58         71

During the nine months ended September 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $151,000 and $146,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $58,000 and $71,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1999 and 1998, respectively, is approximately $1,000 and $5,000 in construction oversight costs.

During December 1997, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 7,000 of the outstanding units of limited partnership interest in the Partnership at $350 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 2,180 units of limited partnership interest at $350 per Unit in the Partnership or approximately 12.57% of the total outstanding units.

On July 21, 1998, the Purchaser commenced an additional tender offer for limited partnership interest in the Partnership. The Purchaser offered to purchase up to 6,000 of the outstanding units of limited partnership interest in the Partnership, at $450 per Unit, net to the seller in cash. During August 1998, the tender offer was completed and the Purchaser acquired 1,450 units of limited partnership interest at $450 per Unit in the Partnership or approximately 8.37% of the total outstanding units.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 5,968.89 (34.42% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $469 per unit. The offer expired on July 30, 1999.
Pursuant to the offer, AIMCO Properties, L.P. acquired 630.00 units. As a result, AIMCO and its affiliates currently own 4,750 units of limited partnership interest in the Partnership representing 27.39% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note F - Legal Proceedings").

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

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                  1999                     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 2,865       $    --     $ 2,865
Other income                                     129             7         136
Interest expense                                 659            --         659
Depreciation                                     624            --         624
General and administrative expense                --           161         161
Segment profit (loss)                            709          (154)        555
Total assets                                  12,135            75      12,210
Capital expenditures for investment
  properties                                     385            --         385

                  1998                     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 2,809       $    --     $ 2,809
Other income                                     136            17         153
Interest expense                                 668            --         668
Depreciation                                     632            --         632
General and administrative expense                --           118         118
Segment profit (loss)                            348          (101)        247
Total assets                                  12,309           489      12,798
Capital expenditures for investment
  properties                                     409            --         409

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                                            Average
                                                           Occupancy
Property                                               1999          1998

Hickory Ridge Apartments                               95%           95%
  Memphis, Tennessee
Governor's Park Apartments                             96%           96%
  Ft. Collins, Colorado

Results of Operations


The Registrant's net income for the three and nine months ended September 30, 1999 was approximately $224,000 and $555,000, respectively, as compared to approximately $23,000 and $247,000 for the three and nine months ended September 30, 1998. The increase in net income is due to an increase in total revenue and a decrease in total expenses. Total revenue increased for both the three and nine month periods due to an increase in rental income. Rental income increased primarily due to an increase in the average annual rental rates at both of the Partnership's investment properties. The increase in rental income was partially offset by a slight decrease in other income, which is due primarily to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid during 1999.

Total expenses decreased for both the three and nine month periods primarily due to reductions in property tax and operating expenses. The decrease in property tax was primarily due to an adjustment in 1999 for an overaccrual of 1998 property taxes at Hickory Ridge Apartments. The decrease in operating expense is primarily due to decreases in maintenance, property and insurance expenses. Maintenance expense decreased due to interior and exterior building improvements which were completed during 1998. Property expense decreased as a result of a decrease in salaries and related employee benefits. The Registrant changed insurance carriers at the investment properties during the third quarter of 1998 which contributed to the decrease in insurance expense.

The decrease in total expenses was partially offset by an increase in general and administrative expense for both comparable periods. General and administrative expense increased as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in March 1999 as disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. Included in general and administrative expense at both September 30, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $816,000 compared to approximately $1,041,000 at September 30, 1998. The decrease in cash and cash equivalents of approximately $385,000 for the nine months ended September 30, 1999, from the Partnership's calendar year end is due to approximately $1,154,000 of cash used in financing activities and approximately $334,000 of cash used in investing activities which was partially offset by approximately $1,103,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and to a lesser extent principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

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

Hickory Ridge

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $328,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $392,000 for 1999 at this property which include certain of the required improvements and consist of roof replacements, landscaping and irrigation, drainage and pool additions. During the nine months ended September 30, 1999, the Partnership completed approximately $312,000 of capital improvements at the property, consisting primarily of floor covering replacements, roof replacement, and landscaping and irrigation enhancements to the property.

Governor's Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $84,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $116,000 for 1999 at this property which include certain of the required improvements and consist of stairwells and parking lot improvements. During the nine months ended September 30, 1999, the Partnership completed approximately $73,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,780,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

In January 1999, the Partnership distributed approximately $594,000 (approximately $34.25 per limited partnership unit) to the limited partners and $6,000 to the general partners. In July 1999, the Corporate General Partner distributed (approximately $396,000 to the limited partners (approximately $22.83 per limited partnership unit) and $4,000 to the general partners. No distributions were made during the corresponding period of 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to $400 per apartment unit at Governor's Park. The reserve account is currently fully funded.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 5,968.89(34.42% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $469 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 630.00 units. As a result, AIMCO and its affiliates currently own 4,750 units of limited partnership interest in the Partnership representing 27.39% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note F - Legal Proceedings")

Year 2000 Compliance

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.
The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part
from the Settlement Fund.    The General Partner does not anticipate that
costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits:

                    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

               b)   Reports on Form 8-K filed:

                    None filed during the quarter ended September 30, 1999.


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



                                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                                 By:     Shelter Realty VII Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President
                                         and Controller

                                 Date:   November 10, 1999