Form 10KSB
period 1999-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2000-03-10
CIK 758009

March 9, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Shelter Properties VII Limited Partnership
      Form 10-KSB

      File No. 0-14369


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

     -------------------------------------------------------------------------
                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934  [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                            Issuer's telephone number

                                 (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No___

State issuer's revenues for its most recent fiscal year.  $4,025,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

Shelter Properties VII (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. The Registrant acquired two existing apartment properties and a newly constructed apartment property during 1985 in its acquisition phase. The Registrant continues to own and operate two of these properties. See "Item 2. Description of Properties".

Commencing March 18, 1985 the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "SEC"), up to 40,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on November 5, 1985. Upon termination of the offering, the Registrant had accepted subscriptions for 17,343 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $17,343,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make any additional capital contributions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartment is local.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:
         -------------------------

The following table sets forth the Registrant's investments in properties:


                                   Date of
Properties                         Purchase       Type of Ownership           Use

Hickory Ridge Apartments           08/27/85  Fee ownership, subject to   Apartment
  Memphis, Tennessee                         first mortgage.             378 units


Governor's Park Apartments         09/30/85  Fee ownership, subject to   Apartment
Ft. Collins, Colorado                        first and second            188 units
                                             mortgages (1)


     (1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

Schedule of Properties:
----------------------

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                             Gross
                            Carrying Accumulated                         Federal
Properties                   Value   Depreciation    Rate     Method    Tax Basis
----------                   -----   ------------    ----     ------    ---------
                               (in thousands)                         (in thousands)

Hickory Ridge Apartments    $15,062    $ 7,981    5-29 years    S/L      $ 6,419

Governor's Park Apartments    7,772      3,604    5-39 years    S/L        2,922
                             ------     ------                            ------

          Totals            $22,834    $11,585                           $ 9,341
                             ======     ======                            ======


See "Note A" to the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness:
---------------------------------

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest    Period    Maturity     Due At
Properties                    1999        Rate    Amortized     Date    Maturity (3)
----------                    ----        ----    ---------     ----    ------------
                         (in thousands)                                (in thousands)


Hickory Ridge Apartments    $ 6,233       7.50%      (1)      03/01/01     $ 6,057

Governor's Park
 Apartments

  1st mortgage                4,397       7.83%      (2)      10/15/03       4,083
  2nd mortgage                  147       7.83%      none     10/15/03         147
                             ------                                         ------
                             10,777                                        $10,287
                                                                            ======
Less unamortized
  mortgage discounts            (49)
                             ------

         Total              $10,728
                             ======


(1) The principal balance is being amortized over 300 months with a balloon payment due March 1, 2001.

(2) The principal balance is being over 344 months with a balloon payment due October 15, 2003.

(3) See "Item 7, Financial Statements - Note D" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy:
--------------------------------------

The following table sets forth the average annual rental rates and occupancy for 1999 and 1998 for each property.

                                     Average Annual                 Average
                                      Rental Rates                 Occupancy
                                      ------------                 ---------
                                       (per unit)
 Properties                       1999            1998          1999        1998
 ----------                       ----            ----          ----        ----

 Hickory Ridge Apartments        $6,774         $6,517          95%          95%

 Governor's Park                  8,727          8,321          95%          96%
   Apartments

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases its units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                                1999            1999
                                               Billing          Rate
                                               -------          ----
                                           (in thousands)

       Hickory Ridge Apartments                 $241            6.31%

       Governor's Park Apartments                 72            8.80%

Capital Improvements

Hickory Ridge:

The Partnership completed approximately $751,000 in capital expenditures at Hickory Ridge Apartments as of December 31, 1999, consisting primarily of parking lot improvements, appliances, electrical improvements, floor covering replacements, major landscaping, and structural improvements. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $113,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Governor's Park:

The Partnership completed approximately $122,000 in capital expenditures at Governor's Park Apartments as of December 31, 1999, consisting primarily of appliances, structural improvements and floor covering replacements. These improvements were funded primarily from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $56,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements. Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the quarter ended December 31, 1999, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units including 100 units purchased by the Corporate General Partner aggregating $17,343,000. The Partnership currently has 845 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner own 8,954 units or approximately 51.63% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made for the year ended December 31, 1998. The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99             $1,267,000 (1)         $72.13

(1) Distribution was made from cash from operations. The Partnership paid approximately $6,000 to Colorado for state tax withholdings on behalf of the limited partners which is included in the amount above.

The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Governor's Park Apartments maintained by the mortgage lender is less than $200 per apartment unit at such property. As of December 31, 1999, the reserve account was fully funded with approximately $39,000 on deposit with the mortgage lender.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,954 units of limited partnership interest in the Partnership representing approximately 51.63% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 1999 and 1998 was approximately $545,000 and $336,000, respectively. The increase in net income is due to an increase in rental income and a decrease in total expenses. Rental income increased primarily due to an increase in the average annual rental rates at both of the Registrant's investment properties which more than offset a slight decrease in occupancy at Governor's Park. The increase in rental income was partially offset by a slight decrease in other income. The decrease in other income is due primarily to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid during 1999.

Total expenses decreased due to a decrease in operating expense and depreciation expense. The decrease in operating expense is primarily due to decreases in maintenance, property and insurance expense. Maintenance expense decreased due to interior and exterior building improvements which were completed during 1998 and a change in accounting policy during 1999 as discussed below. Property expense decreased as a result of a decrease in salaries and related employee benefits. The Registrant changed insurance carriers at the investment properties during the fourth quarter of 1998 which contributed to the decrease in insurance expense. Depreciation expense decreased due to assets becoming fully depreciated.

The decrease in total expenses was partially offset by an increase in general and administrative expense and property tax expense for the year ended December 31, 1999. General and administrative expense increased as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in March 1999 as disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included. The increase in property tax expense is due to the City of Memphis annexing Hickory Ridge Apartments into the city limits resulting in the property being responsible for city taxes for the first time in 1999. Partially offsetting this increase was an adjustment in 1999 for an overaccrual of 1998 property taxes at Hickory Ridge Apartments. Interest expense remained relatively constant for the comparable periods.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $88,000 ($4.57 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $474,000 compared to approximately $1,201,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $727,000 for the year ended December 31, 1999 is due to approximately $821,000 of cash used in investing activities and approximately $1,476,000 of cash used in financing activities which was partially offset by approximately $1,570,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and to a lesser extent principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $169,800. Additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,728,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During 1999 the Partnership paid a total of $1,267,000 in distributions to its partners. The Partnership distributed approximately $1,251,000 (approximately $72.13 per limited partnership unit) to the limited partners, approximately $16,000 to the general partners. There were no cash distributions made in 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded by an amount equal to $200 per apartment unit at Governor's Park. As of December 31, 1999, the reserve account is fully funded.

Tender Offers

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,954 units of limited partnership interest in the Partnership representing approximately 51.63% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Shelter Properties VII Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 24, 2000

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999


Assets

   Cash and cash equivalents                                                $   474
   Receivables and deposits                                                     180
   Restricted escrows                                                            39
   Other assets                                                                 124
   Investment properties (Notes D and E):
      Land                                                    $ 1,774
      Buildings and personal property                          21,060
                                                               ------
                                                               22,834
      Less accumulated depreciation                           (11,585)       11,249
                                                              -------        ------
                                                                            $12,066

Liabilities and Partners' (Deficit) Capital

Liabilities

      Accounts payable                                                      $    73
      Tenant security deposit liabilities                                        79
      Accrued property taxes                                                    220
      Other liabilities                                                         189
      Mortgage notes payable (Note D)                                        10,728

Partners' (Deficit) Capital

   General partners                                           $ (142)
   Limited partners (17,343 units issued and
      outstanding)                                                919           777
                                                               ------        ------
                                                                            $12,066

          See Accompanying Notes to Consolidated financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)



                                                          Years Ended December 31,
                                                             1999          1998
                                                             ----          ----
Revenues:
   Rental income                                            $ 3,832       $ 3,745
   Other income                                                 193           199
                                                             ------        ------
      Total revenues                                          4,025         3,944
                                                             ------        ------

Expenses:
   Operating                                                  1,268         1,464
   General and administrative                                   230           163
   Depreciation                                                 823           856
   Interest                                                     889           884
   Property taxes                                               270           241
                                                             ------        ------
      Total expenses                                          3,480         3,608
                                                             ------        ------

Net income                                                  $   545       $   336
                                                             ======        ======

Net income allocated to general partners (1%)               $     5       $     3

Net income allocated to limited partners (99%)                  540           333
                                                             ------        ------
                                                            $   545       $   336
                                                             ======        ======

Net income per limited partnership unit                     $ 31.14       $ 19.20
                                                             ======        ======

Distributions per limited partnership unit                  $ 72.13       $    --
                                                             ======        ======


          See Accompanying Notes to Consolidated financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total


Original capital contributions            17,343      $     2     $17,343    $17,345
                                          ======       ======      ======     ======

Partners' (deficit) capital at
  December 31, 1997                       17,343      $  (134)    $ 1,297    $ 1,163

Net income for the year ended
  December 31, 1998                           --            3         333        336
                                          ------       ------      ------     ------

Partners' (deficit) capital at
  December 31, 1998                       17,343         (131)      1,630      1,499

Distributions paid to partners                --          (16)     (1,251)    (1,267)

Net income for the year ended
  December 31, 1999                           --            5         540        545
                                          ------       ------      ------     ------

Partners' (deficit) capital at
  December 31, 1999                       17,343      $  (142)    $   919    $   777
                                          ======       ======      ======     ======

          See Accompanying Notes to Consolidated financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                             Years Ended December 31,
                                                                 1999         1998

Cash flows from operating activities:

  Net income                                                    $   545     $   336
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     823         856
   Amortization of discounts and loan costs                          45          39
   Change in accounts:
      Receivables and deposits                                       81          37
      Other assets                                                  (25)         36
      Accounts payable                                               46         (70)
      Tenant security deposits liabilities                            2          (1)
      Accrued taxes                                                (21)          57
      Other liabilities                                              74          11
                                                                 ------      ------

          Net cash provided by operating activities               1,570       1,301
                                                                 ------      ------

Cash flows from investing activities:

  Property improvements and replacements                           (873)       (514)
  Net withdrawals from (deposits to) restricted escrows              52          (4)
                                                                 ------      ------

          Net cash used in investing activities                    (821)       (518)
                                                                 ------      ------

Cash flows from financing activities:

  Payments on mortgage notes payable                              (209)        (194)
  Distributions paid to partners                                (1 267)          --
                                                                ------       ------

          Net cash used in financing activities                 (1,476)        (194)
                                                                ------       ------

Net (decrease) increase in cash and cash equivalents              (727)         589

Cash and cash equivalents at beginning of period                 1,201          612
                                                                ------       ------

Cash and cash equivalents at end of period                     $   474      $ 1,201
                                                                ======       ======

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $   832      $   847
                                                                ======       ======

          See Accompanying Notes to Consolidated financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization:
------------

Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date. The
Partnership commenced operations on August 27, 1985, and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns two apartment properties located in Tennessee and Colorado.

Principles of Consolidation:
---------------------------

The Registrant's financial statements include all the accounts of the Registrant and its 99.99% owned partnership. The General Partner of the consolidated partnership is Shelter Realty VII Corporation. Shelter Realty VII Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Use of Estimates:
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions:
--------------------------------

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the consolidated financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                        Years Ended December 31,
                                                            1999          1998
                                                            ----          ----
                                                             (in thousands)

Net cash provided by operating activities                  $1,570        $1,301
   Property improvements and replacements                    (873)         (514)
   Payments on mortgage notes payable                        (209)         (194)
   Changes in reserves for net operating liabilities         (157)          (70)
   Changes in restricted escrows, net                          52            (4)
   Additional reserves                                       (383)           --
                                                            -----         -----

      Net cash from operations                             $   --        $  519
                                                            =====         =====

The Corporate General Partner reserved approximately $383,000 at December 31, 1999 to fund capital improvements and repairs at its two properties. No amount was reserved at December 31, 1998.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

No distributions were made for the year ended December 31, 1998. The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99             $1,267,000 (1)         $72.13

(1)   Distribution  was  made  from  cash  from  operations.  In  addition,  the
      Partnership   paid   approximately   $6,000  to  Colorado  for  state  tax
      withholdings on behalf of the limited partners.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 per apartment unit for Governor's Park Apartments. As of December 31, 1999, the Reserve Account is fully funded.

Undistributed Net Proceeds from Refinancing:
-------------------------------------------

At December 31, 1999, $567,000 of net proceeds from refinancings remained undistributed.

Allocation of Profits, Gains and Losses:
---------------------------------------

Profits, gains, and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' (deficit) capital for 1999 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 17,343 units outstanding.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partners.

Other Reserves:
--------------

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 1999 was approximately $157,000, as compared to a decrease of approximately $70,000 during 1998. These amounts were determined by considering changes in the balance of, receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:
-------------------------

Cash and cash equivalents include cash on hand, cash in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:
------------------

At the time of the refinancing of the Governor's Park mortgage note payable in 1993, a General Reserve Account was established with the refinancing proceeds from Governor's Park. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) to the Governor's Park reserve account until it equals a minimum of $200 per apartment unit or $37,600 in total. The balance in the reserve account at December 31, 1999, is approximately $39,000, which includes interest earned on these funds.

Investment Properties:
---------------------

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Depreciation:
------------

Depreciation is calculated by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note I).

Loan Costs:
----------

Loan costs of approximately $304,000, net of accumulated amortization of approximately $206,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits:
------------------------

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Fair Value of Financial Instruments:
-----------------------------------

Statement of Financial Accounting Standards, ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases:
------

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs:
-----------------

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $68,000 and $71,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Segment Reporting:
-----------------

Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for segment disclosure.)

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         ----       ----
                                                         (in thousands)

Property management fees (included in operating
  expenses)                                             $ 200      $ 196
Reimbursements for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                              75         93

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $200,000 and $196,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 and $93,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,954 units of limited partnership interest in the Partnership representing approximately 51.63% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                             Principal    Monthly                          Principal
                            Balance At    Payment     Stated                Balance
                            December 31,  Including   Interest  Maturity     Due At
                               1999       Interest     Rate      Date      Maturity
Properties                       (in thousands)                          (in thousands)
----------

Hickory Ridge Apartments      $ 6,233       $ 51       7.50%   03/01/01     $ 6,057
Governor's Park
 Apartments
  1st mortgage                  4,397          35      7.83%   10/15/03       4,083
  2nd mortgage                    147           1      7.83%   10/15/03         147
                               ------       -----                            ------
                               10,777      $   87                           $10,287
                                            =====                            ======
Less unamortized
  discounts                       (49)
                               ------
                              $10,728

The  mortgage  notes  payable are  nonrecourse  and are secured by pledge of the
Partnership's rental properties and by pledge of revenues from the respective rental properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness. The estimated fair value of the Partnership's aggregate debt is approximately $10,728,000. This amount is not necessarily indicative of the amount the Partnership may pay in actual market transactions.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000             $   225
                               2001               6,164
                               2002                  88
                               2003               4,300
                                                 ------
                                                $10,777

Note E - Real Estate and Accumulated Depreciation


                                                       Initial Cost
                                                      To Partnership
                                                      --------------
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
-----------                        ------------      ----      --------      -----------
                                  (in thousands)                            (in thousands)

Hickory Ridge Apartments              $ 6,233      $ 1,060     $11,839         $ 2,163
  Memphis, Tennessee

Governor's Park Apartments              4,544          714       6,496             562
 Ft. Collins, Colorado                 ------       ------      ------          ------
             Totals                   $10,777      $ 1,774     $18,335         $ 2,725
                                       ======       ======      ======          ======


                                 Gross Amount At Which Carried
                                     At December 31, 1999
                                        (in thousands)


                              Buildings
                              And Related
                               Personal          Accumulated   Date of        Date    Depreciation
Description            Land    Property   Total  Depreciation Construction   Acquired  Life-Years


Hickory Ridge         $ 1,060  $14,002   $15,062  $ 7,981      1971-1973     08/27/85    5-29
 Memphis, Tennessee
Governor's Park           714    7,058     7,772    3,604       1983         09/30/85    5-39
 Ft. Collins, Colorado ------   ------    ------   ------

       Totals         $ 1,774  $21,060   $22,834  $11,585
                        =====   ======    ======   ======


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   1999         1998
                                                   ----         ----
                                                    (in thousands)

Real Estate

Balance at beginning of year                      $21,961      $21,447
    Property improvements                             873          514
                                                   ------       ------

Balance at end of year                            $22,834      $21,961
                                                   ======       ======

Accumulated Depreciation

Balance at beginning of year                      $10,762      $ 9,906
    Additions charged to expense                      823          856
                                                   ------       ------

Balance at end of year                            $11,585      $10,762
                                                   ======       ======

The aggregate cost of investment property for Federal income tax purposes at December 31, 1999 and 1998 is approximately $25,604,000 and $24,732,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $16,263,000 and $15,234,000, respectively.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     1999         1998
                                                     ----         ----

Net income as reported                              $  545       $  336
Add (deduct):
   Depreciation differences                           (205)        (133)
   Unearned income                                     (43)          23
   Other                                               148           23
                                                     -----        -----

Federal taxable income                              $  445       $  249
                                                     =====        =====

Federal taxable income per limited
   partnership unit                                 $25.40       $14.22
                                                     =====        =====

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net assets as reported                    $  777
                  Buildings                                  2,770
                  Accumulated depreciation                  (4,676)
                  Syndication fees                           2,292
                  Other                                        197
                                                             -----

                  Net assets - tax basis                    $1,360
                                                             =====

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential properties segment consists of two apartment complexes, located in Tennessee and Colorado. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                    Residential     Other     Totals
                 ----                    -----------     -----     ------
                                                  (in thousands)

Rental income                              $ 3,832       $   --    $ 3,832
Other income                                   183           10        193
Interest expense                               889           --        889
Depreciation                                   823           --        823
General and administrative expense              --          230        230
Segment profit (loss)                          765         (220)       545
Total assets                                11,896          170     12,066
Capital expenditures for investment
  Properties                                   873           --        873

                 1998                    Residential     Other     Totals
                 ----                    -----------     -----     ------
                                                  (in thousands)

Rental income                              $ 3,745       $   --    $ 3,745
Other income                                   179           20        199
Interest expense                               884           --        884
Depreciation                                   856           --        856
General and administrative expense              --          163        163
Segment profit (loss)                          479         (143)       336
Total assets                                12,380          508     12,888
Capital expenditures for investment
  properties                                   514           --        514

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $80,000 ($4.57 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9.     Directors,   Executive  Officers, Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Corporate General Partner is Shelter Realty VII Corporation. The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                  Name and Address         Number of Units   Percentage of Total

           Madison River Properties LLC         2,180               12.57%
             (an affiliate of AIMCO)
           Cooper River Properties LLC          1,450               8.36%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.               5,077               29.28%
             (an affiliate of AIMCO)

Insignia Properties LP, Madison River Properties LLC and Cooper River Properties LLC are all indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, acquired 5,077 Units during the current year.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         ----       ----
                                                         (in thousands)

Property management fees (included in operating
  expenses)                                             $ 200      $ 196
Reimbursements for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                              75         93

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $200,000 and $196,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 and $93,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,954 units of limited partnership interest in the Partnership representing approximately 51.63% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b) Reports on Form 8-K filed in the fourth quarter of calendar year
           1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP


                                    By:   Shelter Realty VII Corporation
                                          Corporate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
------------------
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
-----------------
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

3                 See Exhibit 4(a)

     4 (a) Amended and Restated Certificate and Agreement of Limited Partnership. [included as Exhibit A to the Prospectus of Registrant dated March 18, 1985 contained in Amendment No. 1 to Registration Statement No. 2-94604, of Registrant filed March 18, 1985 (the "Prospectus") and incorporated herein by reference].

     (b) Subscription Agreements and Signature Pages [Filed with Amendment No. 1 of Registration Statement No. 2-94604, of Registrant filed March 18, 1985 and incorporated herein by reference].

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

     (a) Purchase Agreement dated October 8, 1984 as Amended by Addendum dated December 27, 1984 between Boyle Trust and Investment Company, Trustee and U.S. Shelter Corporation to acquire Hickory Ridge Apartments. [Filed as Exhibit 10(E) to Amendment No. 1 of Registration Statement No. 2-94604 of the Registrant filed March 18, 1985 and incorporated herein by reference].

     (b) Purchase Agreement dated January 14, 1985, between NFC/TDM Joint Venture and U.S. Shelter Corporation to acquire Governor's Park Apartments. [Filed as Exhibit 10(F) to Post-Effective Amendment No. 2 of Registration Statement No. 2-94604 of the Registrant filed June 27, 1985 and incorporated herein by reference].

     10(ii)  Form  of  Management   Agreement  with  U.S.  Shelter   Corporation
          subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.). [Filed with Amendment No. 1 of Registration Statement, No. 2-94604 of Registrant filed March 18, 1985 and incorporated herein by reference].

10(iii)           Contracts related to refinancing of debt:

     2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT [incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998].

     (a) Tennessee Deed of Trust and Security Agreement dated December 28, 1988 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company relating to Hickory Ridge Apartments.*

     (b) Promissory Note dated December 28, 1988 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company, a Massachusetts corporation, relating to Hickory Ridge Apartments. First Amendment to Note and Certification and Release by Borrower between John Hancock Mutual Life Insurance Company and Shelter Properties VII Limited Partnership and dated July 5, 1992.*

     *Filed as Exhibits 10(iii) (a) and (b), respectively, to Form 10-KSB for the year ended December 31, 1992 and incorporated herein by reference.

     (c)  First Deed of Trust Note dated  September 30, 1993 between  Governor's
          Park  Apartments  VII  Limited   Partnership  and  Lexington  Mortgage
          Company, a Virginia corporation, relating to Governor's Park.**

     (d)  Second Deed of Trust Note dated September 30, 1993 between  Governor's
          Park  Apartments  VII  Limited   Partnership  and  Lexington  Mortgage
          Company, a Virginia corporation, relating to Governor's Park.**

     (e) First Deed of Trust and Security Agreement between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

     (f) Second Deed of Trust and Security Agreement between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

     (g) First Collateral Assignment of Leases and Rents dated September 30, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

     (h) Second Collateral Assignment of Leases and Rents dated September 30, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

     **Filed as Exhibits 10(iii) (a) through (h) to Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

     (i) Note Modification Agreement and Amended and Restated Promissory Note both dated February 28, 1994 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company relating to Hickory Ridge Apartments.***

     (j) Modifications to Security Instruments dated February 28, 1994 between Shelter Properties VII Limited Partnership and John Hancock Mutual Life Insurance Company relating to Hickory Ridge Apartments.***

     ***Filed as Exhibits 10(iii) (i) through (j) to Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

     18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

     22   Subsidiaries of the Registrant

     27   Financial Data Schedule

     99 (a) Prospectus of Registrant dated March 18, 1985 [included in Registration Statement No. 2-94604 of Registrant] and incorporated herein by reference.

     (b) Agreement of Limited Partnership for Governor's Park Apartments VII Limited Partnership between Shelter Properties VII GP Limited Partnership and Shelter Properties VII Limited Partnership entered into September 9, 1993.****

     (c) Agreement of Limited Partnership for Shelter Properties VII GP Limited Partnership between Shelter VII Limited Partnership and Shelter Realty VII Corporation.****

     ****Filed  as Exhibits 28 (a) and (b) to Form 10-QSB  dated  September  30,
         1993 and incorporated herein by reference.

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

                                                                      Exhibit 18

February 24, 2000


Mr. Patrick J. Foye
Executive Vice President
Shelter Realty VII Corporation

Corporate General Partner of Shelter Properties VII
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Consolidated Financial Statements of Shelter Properties VII included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP