Form 10QSB
period 2000-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2000-05-04
CIK 758009

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

                   For the quarterly period ended March 31, 2000

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

                                   (Unaudited)

                        (in thousands, except per unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                            $   473
   Receivables and deposits                                                 295
   Restricted escrows                                                        39
   Other assets                                                             149
   Investment properties:
      Land                                               $  1,774
      Buildings and related personal property              21,181
                                                           22,955

      Less accumulated depreciation                       (11,793)        11,162
                                                                        $ 12,118

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                      $    93
   Tenant security deposit liabilities                                        84
   Accrued property taxes                                                    254
   Other liabilities                                                         154
   Mortgage notes payable                                                 10,674

Partners' (Deficit) Capital

   General partners                                       $ (141)
   Limited partners (17,343 units issued and
      outstanding)                                          1,000            859
                                                                        $ 12,118

            See Accompanying Notes to Consolidated Financial Statements

b)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                               2000        1999
Revenues:
   Rental income                                               $ 957       $ 933
   Other income                                                   45          44
      Total revenues                                           1,002         977

Expenses:
   Operating                                                     398         322
   General and administrative                                     37          43
   Depreciation                                                  208         211
   Interest                                                      201         224
   Property taxes                                                 76          51
      Total expenses                                             920         851

Net income                                                     $ 82        $ 126

Net income allocated to general partners (1%)                   $ 1         $ 1
Net income allocated to limited partners (99%)                    81         125

                                                               $ 82        $ 126
Net income per limited partnership unit                       $ 4.73      $ 7.21

Distributions per limited partnership unit                     $ --       $34.25

            See Accompanying Notes to Consolidated Financial Statements


c)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343       $    2       $17,343    $17,345

Partners' (deficit) capital at
   December 31, 1999                    17,343       $ (142)      $   919    $   777

Net income for the three months
   ended March 31, 2000                     --            1            81         82

Partners' (deficit) capital at
   March 31, 2000                       17,343       $ (141)      $ 1,000    $   859

            See Accompanying Notes to Consolidated Financial Statements


d)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                 $    82      $   126
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              208          211
        Amortization of discounts and loan costs                   11           14
        Change in accounts:
            Receivables and deposits                             (115)         (18)
            Other assets                                          (34)           1
            Accounts payable                                       20          (10)
            Tenant security deposit liabilities                     5            5
            Accrued property taxes                                 34           13
            Other liabilities                                     (35)          21

               Net cash provided by operating activities          171          363

Cash flows from investing activities:

   Property improvements and replacements                        (121)         (70)
   Net deposits to restricted escrows                              --           (1)

               Net cash used in investing activities             (121)         (71)

Cash flows from financing activities:

   Payments on mortgage notes payable                             (56)         (51)
   Distributions to partners                                       --         (600)

               Net cash used in financing activities              (56)        (651)

Net decrease in cash and cash equivalents                          (1)        (359)
Cash and cash equivalents at beginning of period                  474        1,201
Cash and cash equivalents at end of period                    $   473      $   842

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $   205      $   210

            See Accompanying Notes to Consolidated Financial Statements


e)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999

Principles of Consolidation:

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

                                                         Three Months Ended
                                                             March 31,
                                                       2000             1999
                                                           (in thousands)
Net cash provided by operating activities              $ 176           $  363
   Payments on mortgage notes payable                    (56)             (51)
   Property improvements and replacements               (121)             (70)
   Change in restricted escrows, net                      --               (1)
   Changes in reserves for net operating
      liabilities                                        125              (12)
   Additional reserves                                  (124)            (229)

      Net cash used in operations                       $ --            $  --

The Corporate General Partner reserved an additional $124,000 and $229,000 at March 31, 2000 and 1999, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $ 52       $ 49
Reimbursements for services of affiliates
  (included in general and administrative
  and operating expenses and investment properties)         22         21

During the three months ended March 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $52,000 and $49,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $22,000 and $21,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 9,039 limited partnership units in the Partnership representing 52.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 52.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                     2000                        Residential      Other       Totals
                                                            (in thousands)
Rental income                                       $ 957          $ --       $  957
Other income                                            43             2          45
Interest expense                                       201            --         201
Depreciation                                           208            --         208
General and administrative expense                      --            37          37
Segment profit (loss)                                  117           (35)         82
Total assets                                        12,018           100      12,118
Capital expenditures for investment
  properties                                           121            --         121



                     1999                        Residential      Other       Totals
                                                            (in thousands)
Rental income                                       $ 933          $ --       $  933
Other income                                            40             4          44
Interest expense                                       224            --         224
Depreciation                                           211            --         211
General and administrative expense                      --            43          43
Segment profit (loss)                                  165           (39)        126
Total assets                                        12,208           186      12,394
Capital expenditures for investment
  properties                                            70            --          70

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                             Average
                                                            Occupancy

Property                                                2000          1999

Hickory Ridge Apartments                                95%           94%
  Memphis, Tennessee
Governor's Park Apartments                              92%           94%
  Ft. Collins, Colorado

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 and 1999 was approximately $82,000 and $126,000, respectively. The decrease in net income is due to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased primarily due to an increase in rental income. The increase in rental income is due primarily to an increase in the average rental rates at both of the Partnership's investment properties and to a slight increase in the average occupancy rate at Hickory Ridge Apartments which more than offset the small decrease in average occupancy at Governor's Park Apartments. Other income remained relatively constant over the comparable periods.

Total expenses increased during the comparable periods due to increases in operating and property tax expense which were partially offset by decreases in interest and general and administrative expenses. Depreciation expense remained relatively constant. The increase in operating expense is due primarily to an increase in maintenance expense, which was due primarily to increases in interior contract painting at both of the Partnership's properties. The increase in property tax expense is due to the City of Memphis annexing Hickory Ridge Apartments into the city limits during the last quarter of 1999. The annexation of Hickory Ridge Apartments resulted in the property being responsible for city taxes during the three months ended March 31, 2000 which were not applicable during the three months ended March 31, 1999. Interest expense decreased as a result of decreasing balances on the mortgage principal as a result of monthly mortgage payments.

General and administrative decreased primarily as a result of a decrease in legal costs for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, due to the Partnership's portion of settlement costs disclosed in previous quarters. Included in general and administrative expense at both March 31, 2000 and 1999 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $473,000 compared to approximately $842,000 at March 31, 1999. The decrease in cash and cash equivalents of approximately $1,000 for the three months ended March 31, 2000, from the Partnership's year end, is due to approximately $121,000 of cash used in investing activities and approximately $56,000 of cash used in financing activities which was partially offset by approximately $176,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Hickory Ridge Apartments: The Partnership has budgeted approximately $166,000 for the year 2000 for capital improvements, consisting primarily of air conditioning upgrades, floor covering and appliance replacements. The Partnership completed approximately $99,000 in capital expenditures at Hickory Ridge Apartments as of March 31, 2000, consisting primarily of floor covering replacement. These improvements were funded primarily from operations.

Governor's Park Apartments: The Partnership has budgeted approximately $117,000 for the year 2000 for capital improvements, consisting primarily of plumbing enhancements and appliance and floor covering replacements. The Partnership completed approximately $22,000 in capital expenditures at Governor's Park Apartments as of March 31, 2000, consisting primarily of appliance replacements. These improvements were funded primarily from operations and replacement reserves.

The additional capital improvements planned for 2000 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,674,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

In January 1999, the Partnership distributed approximately $594,000 (approximately $34.25 per limited partnership unit) to the limited partners and approximately $6,000 to the general partners. No distributions were made during the corresponding period of 2000. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2000 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to $200 per apartment unit or $37,600 in total at Governor's Park. The reserve account is currently fully funded.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements. Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                Date: May 4, 2000