Form 10QSB
period 2000-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2000-08-09
CIK 758009

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                        (in thousands, except per unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $   287
   Receivables and deposits                                                      216
   Restricted escrows                                                             69
   Other assets                                                                  160
   Investment properties:
      Land                                                    $  1,774
      Buildings and related personal property                   21,346
                                                                23,120

      Less accumulated depreciation                            (12,006)       11,114
                                                                            $ 11,846

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   105
   Tenant security deposit liabilities                                            80
   Accrued property taxes                                                        161
   Other liabilities                                                             152
   Mortgage notes payable                                                     10,621

Partners' (Deficit) Capital

   General partners                                            $ (142)
   Limited partners (17,343 units issued and
      outstanding)                                                 869           727
                                                                            $ 11,846

            See Accompanying Notes to Consolidated Financial Statements

b)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                      Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                     2000           1999           2000          1999
Revenues:
   Rental income                     $  908        $  964         $1,865        $1,897
   Other income                          67            50            112            94
       Total revenues                   975         1,014          1,977         1,991

Expenses:
   Operating                            352           316            750           638
   General and administrative            42            60             79           103
   Depreciation                         213           204            421           415
   Interest                             215           219            416           443
   Property taxes                        85            10            161            61
       Total expenses                   907           809          1,827         1,660

   Net income                        $   68        $  205         $  150        $  331

Net income allocated

   to general partners (1%)          $    1        $    2         $    2        $    3
Net income allocated

   to limited partners (99%)             67           203            148           328

                                     $   68        $  205         $  150        $  331
Net income per limited
   partnership unit                  $ 3.86        $11.70         $ 8.53        $18.91

Distributions per limited

   partnership unit                  $11.42        $   --         $11.42        $34.25

            See Accompanying Notes to Consolidated Financial Statements

c)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343       $    2       $17,343    $17,345

Partners' (deficit) capital at
   December 31, 1999                    17,343       $ (142)      $   919    $   777

Distributions to partners                   --           (2)         (198)      (200)

Net income for the six months
   ended June 30, 2000                      --             2          148        150

Partners' (deficit) capital at
   June 30, 2000                        17,343       $ (142)       $  869    $   727

            See Accompanying Notes to Consolidated Financial Statements

d)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                 $   150      $   331
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              421          415
        Amortization of discounts and loan costs                   22           25
        Change in accounts:
            Receivables and deposits                              (36)          78
            Other assets                                          (54)          (2)
            Accounts payable                                       32           (8)
            Tenant security deposit liabilities                     1            4
            Accrued property taxes                                (59)        (124)
            Other liabilities                                     (37)           2

               Net cash provided by operating activities          440          721

Cash flows from investing activities:

   Property improvements and replacements                        (286)        (173)
   Net deposits to restricted escrows                             (30)          (2)

               Net cash used in investing activities             (316)        (175)

Cash flows from financing activities:

   Payments on mortgage notes payable                            (111)        (102)
   Distributions to partners                                     (200)        (600)

               Net cash used in financing activities             (311)        (702)

Net decrease in cash and cash equivalents                        (187)        (156)
Cash and cash equivalents at beginning of period                  474        1,201
Cash and cash equivalents at end of period                    $   287      $ 1,045

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $   409      $   418

            See Accompanying Notes to Consolidated Financial Statements

e)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999

Principles of Consolidation:

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

                                                          Six Months Ended
                                                              June 30,
                                                        2000             1999
                                                           (in thousands)
Net cash provided by operating activities              $ 440           $   721
   Payments on mortgage notes payable                   (111)            (102)
   Property improvements and replacements               (286)            (173)
   Change in restricted escrows, net                     (30)              (2)
   Changes in reserves for net operating
      liabilities                                        153               50
   Additional reserves                                  (166)             (94)

      Net cash used in operations                      $  --           $  400

The Corporate General Partner reserved an additional $166,000 and $94,000 at June 30, 2000 and 1999, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $102       $100
Reimbursements for services of affiliates
  (included in general and administrative
  and operating expenses and investment properties)         41         36

During the six months ended June 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $102,000 and $100,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $41,000 and $36,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 9,210 limited partnership units in the Partnership representing 53.10% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 53.105% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Reigstrtant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

Three Months Ended June 30, 2000      Residential     Other     Total
                                               (in thousands)
Rental income                          $   908      $   --      $908
Other income                                67          --        67
Interest expense                           215          --       215
Depreciation                               213          --       213
General and administrative expense          --          42        42
Segment profit (loss)                      110         (42)       68

Six Months Ended June 30, 2000        Residential     Other     Total
                                               (in thousands)
Rental income                          $ 1,865      $   --      $1,865
Other income                               110           2         112
Interest expense                           416          --         416
Depreciation                               421          --         421
General and administrative expense          --          79          79
Segment profit (loss)                      227         (77)        150
Total assets                            11,742         104      11,846
Capital expenditures                       286          --         286


Three Months Ended June 30, 1999      Residential     Other     Total
                                               (in thousands)
Rental income                          $   964       $  --      $ 964
Other income                                49           1         50
Interest expense                           219          --        219
Depreciation                               204          --        204
General and administrative expense          --          60         60
Segment profit (loss)                      264         (59)       205


Six Months Ended June 30, 1999        Residential     Other     Total
                                               (in thousands)
Rental income                          $ 1,897       $  --     $ 1,897
Other income                                89           5          94
Interest expense                           443          --         443
Depreciation                               415          --         415
General and administrative expense          --         103         103
Segment profit (loss)                      429         (98)        331
Total assets                            12,187         208      12,395
Capital expenditures                       173          --         173

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of your partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                             Average
                                                            Occupancy

Property                                                2000          1999

Hickory Ridge Apartments                                94%           95%
  Memphis, Tennessee
Governor's Park Apartments                              91%           95%
  Ft. Collins, Colorado

The decrease in occupancy at Governor's Park Apartments is attributable to increased competition in the local market area.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2000 was approximately $68,000 and $150,000, respectively, as compared to approximately $205,000 and $331,000, respectively for the three and six months ended June 30, 1999. The decrease in net income for both periods is due to an increase in total expenses and a slight decrease in total revenues. Total revenues decreased primarily due to a decrease in rental revenue which was partially offset by an increase in other income. The decrease in rental income was due primarily to a decrease in occupancy at both Governor's Park Apartments and Hickory Ridge Apartments which was partially offset by an increase in average rental rates at both of the properties. Other income increased slightly due to an increase in late charges and telephone incentives at Hickory Ridge Apartments.

Total expenses increased during the comparable periods due to increases in operating and property tax expenses which were partially offset by decreases in interest and general and administrative expenses. Depreciation expense remained relatively constant. The increase in operating expense was due primarily to an increase in courtesy patrol costs and property office costs at Hickory Ridge Apartments and payroll costs at both properties. The increase in property tax expense was due to the City of Memphis annexing Hickory Ridge Apartments into the city limits during the last quarter of 1999. The annexation of Hickory Ridge Apartments resulted in the property being responsible for city taxes during the six months ended June 30, 2000 which were not applicable during the six months ended June 30, 1999. Interest expense decreased as a result of decreasing balances on the mortgage principal as a result of monthly mortgage payments.

General and administrative expense decreased primarily as a result of a decrease in legal costs for the three and six month periods ended June 30, 2000 as compared to the three and six month periods ended June 30, 1999, due to the Partnership's portion of settlement costs disclosed in previous quarters. Included in general and administrative expense at both June 30, 2000 and 1999 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $287,000 compared to approximately $1,045,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $187,000 for the six months ended June 30, 2000, from the Partnership's year end, is due to approximately $316,000 of cash used in investing activities and approximately $311,000 of cash used in financing activities which was partially offset by approximately $440,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the
Registrant's properties, and distributions to the partners. Cash used in investing activities consisted of property improvements and replacements and, to lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

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

Hickory Ridge Apartments: The Partnership has budgeted approximately $362,000 for the year 2000 for capital improvements, consisting primarily of air conditioning upgrades, floor covering, fencing improvements, and appliance replacements. The Partnership completed approximately $178,000 in budgeted capital expenditures at Hickory Ridge Apartments as of June 30, 2000, consisting primarily of floor covering replacements, appliances and other building improvements. These improvements were funded primarily from operations.

Governor's Park Apartments: The Partnership has budgeted approximately $112,000 for the year 2000 for capital improvements, consisting primarily of plumbing enhancements and appliance and floor covering replacements. The Partnership completed approximately $108,000 in budgeted and non-budgeted capital expenditures at Governor's Park Apartments as of June 30, 2000, consisting primarily of plumbing enhancements, and carpet and appliance replacements. These improvements were funded primarily from operations and replacement reserves.

The additional capital improvements planned for 2000 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,621,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

In June 2000, the Partnership distributed approximately $198,000 from operations (approximately $11.42 per limited partnership unit) to the limited partners and approximately $2,000 to the general partners. In January 1999, the Partnership distributed approximately $594,000 from operations (approximately $34.25 per limited partnership unit) to the limited partners and approximately $6,000 to the general partners. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2000 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to $200 per apartment unit or $37,600 in total at Governor's Park. The reserve account is currently fully funded.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of your partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                              Date:      August 9, 2000