Form 10QSB
period 2000-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2000-11-02
CIK 758009

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

                 For the quarterly period ended September 30, 2000


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

                                   (Unaudited)

                        (in thousands, except per unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                 $   275
   Receivables and deposits                                                      186
   Restricted escrows                                                             77
   Other assets                                                                  140
   Investment properties:
      Land                                                    $  1,774
      Buildings and related personal property                   21,580
                                                                23,354

      Less accumulated depreciation                            (12,163)       11,191
                                                                            $ 11,869

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $    158
   Tenant security deposit liabilities                                            87
   Accrued property taxes                                                        125
   Other liabilities                                                             177
   Mortgage notes payable                                                     10,566

Partners' (Deficit) Capital

   General partners                                            $ (142)
   Limited partners (17,343 units issued and
      outstanding)                                                898            756
                                                                            $ 11,869

            See Accompanying Notes to Consolidated Financial Statements



b)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                      Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                     2000           1999           2000          1999
Revenues:
  Rental income                     $   926       $   968        $ 2,791       $ 2,865
   Other income                          84            42            196           136
       Total revenues                 1,010         1,010          2,987         3,001
Expenses:
   Operating                            400           282          1,150           920
   General and administrative            70            58            149           161
   Depreciation                         205           209            626           624
   Interest                             214           216            630           659
   Property taxes                        92            21            253            82
       Total expenses                   981           786          2,808         2,446

   Net income                        $   29        $  224         $  179        $  555
Net income allocated
   to general partners (1%)          $   --        $    2         $    2        $    6
Net income allocated
   to limited partners (99%)             29           222            177           549
                                     $   29        $  224         $  179        $  555
Net income per limited
   partnership unit                  $ 1.68        $12.80         $10.21        $31.66
Distributions per limited
   partnership unit                  $   --        $22.83         $11.42        $57.08

            See Accompanying Notes to Consolidated Financial Statements

c)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' (deficit) capital at
   December 31, 1999                    17,343       $ (142)       $ 919      $ 777

Distributions to partners                   --            (2)        (198)      (200)

Net income for the nine months
   ended September 30, 2000                 --             2          177        179

Partners' (deficit) capital at
   September 30, 2000                   17,343       $ (142)       $ 898      $ 756


            See Accompanying Notes to Consolidated Financial Statements

d)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                 $   179      $   555
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              626          624
        Amortization of discounts and loan costs                   33           34
        Change in accounts:
            Receivables and deposits                               38           19
            Other assets                                          (42)         (44)
            Accounts payable                                       85          (11)
            Tenant security deposit liabilities                     8            2
            Accrued property taxes                                (95)        (102)
            Other liabilities                                     (12)          26

               Net cash provided by operating activities          820        1,103

Cash flows from investing activities:

   Property improvements and replacements                        (612)        (385)
   Net (deposits to) withdrawals from restricted escrows          (38)          51

               Net cash used in investing activities             (650)        (334)

Cash flows from financing activities:

   Payments on mortgage notes payable                            (169)        (155)
   Distributions to partners                                     (200)        (999)

               Net cash used in financing activities             (369)      (1,154)

Net decrease in cash and cash equivalents                        (199)        (385)
Cash and cash equivalents at beginning of period                  474        1,201
Cash and cash equivalents at end of period                    $   275      $   816

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $   612      $   625

Supplemental disclosure of non-cash information:

Property improvements and replacements, accumulated depreciation and receivables and deposits were adjusted by $92,000, $48,000 and $44,000 respectively resulting from a May 2000 casualty at Hickory Ridge Apartments.

            See Accompanying Notes to Consolidated Financial Statements


e)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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


                                                            Nine Months Ended
                                                              September 30,
                                                           2000             1999
                                                              (in thousands)
Net cash provided by operating activities                 $  820          $ 1,103
   Payments on mortgage notes payable                       (169)            (155)
   Property improvements and replacements                   (612)            (385)
   Change in restricted escrows, net                         (38)              51
   Changes in reserves for net operating
      liabilities                                             18              110
   Additional reserves                                       (19)            (724)

      Net cash used in operations                          $  --          $    --

The Corporate General Partner reserved approximately $19,000 and $724,000 at September 30, 2000 and 1999, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $155       $151
Reimbursements for services of affiliates
  (included in general and administrative
  and operating expenses and investment properties)         94         58

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $155,000 and $151,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $94,000 and $58,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,122 limited partnership units in the Partnership representing 58.364% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 58.364% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership paid a distribution of approximately $200,000 (approximately $198,000 to the limited partners or $11.42 per limited partnership unit) from operations. During the nine months ended September 30, 1999, the Partnership paid a distribution of approximately $999,000 (approximately $990,000 to the limited partners or $57.08 per limited partnership unit) from operations.

Note F - Casualty Event

During May 2000, a large fire occurred at Hickory Ridge Apartments which damaged five apartment units. It is anticipated that costs to repair the damage will approximate $148,000 and that they will be covered by insurance. As of September 30, 2000 the Partnership does not anticipate incurring a loss related to this casualty.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, one each located in Tennessee and Colorado. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

Three Months Ended September 30, 2000     Residential     Other     Total
                                                   (in thousands)
Rental income                              $   926      $   --      $  926
Other income                                    83           1          84
Interest expense                               214          --         214
Depreciation                                   205          --         205
General and administrative expense              --          70          70
Segment profit (loss)                           98         (69)         29

Nine Months Ended September 30, 2000      Residential     Other     Total
                                                   (in thousands)
Rental income                              $ 2,791      $   --      $ 2,791
Other income                                   193           3          196
Interest expense                               630          --          630
Depreciation                                   626          --          626
General and administrative expense              --         149          149
Segment profit (loss)                          325        (146)         179
Total assets                                11,786          83       11,869
Capital expenditures                           612          --          612

Three Months Ended September 30, 1999     Residential     Other     Total
                                                   (in thousands)
Rental income                              $   968       $  --      $   968
Other income                                    40           2           42
Interest expense                               216          --          216
Depreciation                                   209          --          209
General and administrative expense              --          58           58
Segment profit (loss)                          280         (56)         224

Nine Months Ended September 30, 1999      Residential     Other     Total
                                                   (in thousands)
Rental income                              $ 2,865       $  --      $ 2,865
Other income                                   129           7          136
Interest expense                               659          --          659
Depreciation                                   624          --          624
General and administrative expense              --         161          161
Segment profit (loss)                          709        (154)         555
Total assets                                12,135          75       12,210
Capital expenditures                           385          --          385

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                             Average
                                                            Occupancy

Property                                                2000          1999

Hickory Ridge Apartments                                94%           95%
  Memphis, Tennessee
Governor's Park Apartments                              92%           96%
  Ft. Collins, Colorado

The decrease in occupancy at Governor's Park Apartments is attributable to increased competition in the local market area.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2000 was approximately $29,000 and $179,000, respectively, as compared to approximately $224,000 and $555,000, respectively for the three and nine months ended September 30, 1999. The decrease in net income for both periods is due to an increase in total expenses and a slight decrease in total revenues for the nine months ended September 30, 2000. Total revenues decreased primarily due to a decrease in rental revenue which was partially offset by an increase in other income. The decrease in rental income was due primarily to a decrease in occupancy at both Governor's Park Apartments and Hickory Ridge Apartments which was partially offset by an increase in average rental rates at both of the properties. Other income increased due to an increase in late charges at both Governor's Park Apartments and Hickory Ridge Apartments.

Total expenses increased during the comparable periods due to increases in operating and property tax expenses which were partially offset by a decrease in interest expense for the three months ended September 30, 2000 and decreases in both interest and general and administrative expenses for the nine months ended September 30, 2000. Depreciation expense remained relatively constant for both periods. The increase in operating expense was due primarily to an increase in courtesy patrol costs and property office costs at Hickory Ridge Apartments and payroll costs at both properties. The increase in property tax expense was due to the City of Memphis annexing Hickory Ridge Apartments into the city limits during the last quarter of 1999. The annexation of Hickory Ridge Apartments resulted in the property being responsible for city taxes during the nine months ended September 30, 2000 which were not applicable during the nine months ended September 30, 1999. Interest expense decreased as a result of decreasing balances on the mortgage principal as a result of monthly mortgage payments.

General and administrative expense decreased primarily as a result of a decrease in legal costs for the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999, due to the Partnership's portion of settlement costs disclosed in previous quarters. This decrease was partially offset by an increase in management reimbursements due to an increase in the services and the cost of such services provided by the Corporate General Partner to the Partnership. Included in general and administrative expense at both September 30, 2000 and 1999 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of both its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $275,000 compared to approximately $816,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $199,000 for the nine months ended September 30, 2000, from the Partnership's year end, is due to approximately $650,000 of cash used in investing activities and approximately $369,000 of cash used in financing activities which was partially offset by approximately $820,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties, and distributions to the partners. Cash used in investing activities consisted of property improvements and replacements and, to lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Hickory Ridge Apartments: The Partnership has budgeted approximately $362,000 for the year 2000 for capital improvements, consisting primarily of air conditioning upgrades, floor covering, fencing improvements, and appliance replacements. The Partnership completed approximately $476,000 in budgeted and non-budgeted capital expenditures at Hickory Ridge Apartments as of September
30, 2000, consisting primarily of floor covering replacements, appliances, fencing improvements, and other building improvements. These improvements were funded primarily from operations.

Governor's Park Apartments: The Partnership has budgeted approximately $112,000 for the year 2000 for capital improvements, consisting primarily of plumbing enhancements and appliance and floor covering replacements. The Partnership completed approximately $136,000 in budgeted and non-budgeted capital expenditures at Governor's Park Apartments as of September 30, 2000, consisting primarily of plumbing enhancements, and carpet and appliance replacements. These improvements were funded primarily from operations and replacement reserves.

The additional capital improvements planned for 2000 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,566,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

In June 2000, the Partnership distributed approximately $198,000 from operations (approximately $11.42 per limited partnership unit) to the limited partners and approximately $2,000 to the general partners. In 1999, the Partnership distributed approximately $990,000 from operations (approximately $57.08 per limited partnership unit) to the limited partners and approximately $9,000 to the general partners. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2000 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to $200 per apartment unit or $37,600 in total at Governor's Park. The reserve account is currently fully funded.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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