Form 10KSB
period 2000-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2001-03-30
CIK 758009

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $4,119,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
-
                                     PART I


Item 1.  Description of Business

Shelter Properties VII (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. The Registrant acquired two existing apartment properties and a newly constructed apartment property during 1985 in its acquisition phase. The Registrant continues to own and operate two of these properties. See "Item 2. Description of Properties".

Commencing March 18, 1985 the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 40,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Registrant's investments in properties:


                                   Date of
Properties                         Purchase       Type of Ownership           Use

Hickory Ridge Apartments           08/27/85  Fee ownership, subject to   Apartment
  Memphis, Tennessee                         first mortgage              378 units


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



                               Gross
                              Carrying  Accumulated                         Federal
Properties                     Value    Depreciation    Rate     Method    Tax Basis
                                 (in thousands)                          (in thousands)

Hickory Ridge Apartments      $15,698     $ 8,540    5-29 years    S/L      $ 6,215

Governor's Park Apartments      7,926       3,837    5-39 years    S/L        2,744

           Totals             $23,624     $12,377                           $ 8,959

See "Note A" to the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                        Principal
                           Balance At    Stated                              Balance
                          December 31,  Interest    Period     Maturity      Due At
Properties                    2000        Rate    Amortized     Date      Maturity (3)
                         (in thousands)                                  (in thousands)


Hickory Ridge Apartments    $ 6,070       7.50%   300 months 03/01/01 (2)    $ 6,057

Governor's Park Apartments
  1st mortgage                4,321       7.83%   344 months   10/15/03        4,083
  2nd mortgage                  147       7.83%      (1)       10/15/03          147
                             10,538
Less unamortized
  mortgage discounts            (40)

         Total              $10,498                                          $10,287

(1)   Interest only payments.

(2) During January 2001, the Partnership paid approximately $30,000 to extend the maturity of the loan to August 1, 2001. If the property cannot be sold or refinanced prior to this extension period then the Partnership may risk losing this property through foreclosure.

(3) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy:

The following table sets forth the average annual rental rates and occupancy for 2000 and 1999 for each property.


                                       Average Annual                 Average
                                        Rental Rates                 Occupancy
                                         (per unit)
 Properties                         2000            1999          2000        1999

 Hickory Ridge Apartments          $7,105         $6,774          94%          95%

 Governor's Park Apartments         8,847          8,727          93%          95%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Hickory Ridge Apartments                 $264            6.91%

       Governor's Park Apartments                 89            8.90%

Capital Improvements

Hickory Ridge:

The Partnership completed approximately $728,000 in capital expenditures at Hickory Ridge Apartments during the year ended December 31, 2000, consisting primarily of major fence improvements, appliance and floor covering replacements, and other building, land, and structural improvements. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $103,950. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Governor's Park:

The Partnership completed approximately $154,000 in capital expenditures at Governor's Park Apartments during the year ended December 31, 2000, consisting primarily of plumbing enhancements and appliance and floor covering replacements. These improvements were funded primarily from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $51,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units") including 100 Units purchased by the Corporate General Partner aggregating $17,343,000. The Partnership currently has 736 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner own 10,426 Units or approximately 60.12% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999 and subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
       01/01/99 - 12/31/99             $1,267,000 (1)         $72.13
       01/01/00 - 12/31/00                200,000 (2)          11.42
      Subsequent to 12/31/01               86,000 (2)           4.90

   (1) Distribution was made from cash from operations. The Partnership paid approximately $6,000 to Colorado for state tax withholdings on behalf of the limited partners which is included in the amount above.

   (2)            Distributions were made from cash from operations.

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities and refinancings and/or property sales. There can be no assurance that the
Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Governor's Park
Apartments maintained by the mortgage lender is less than $200 per apartment unit at such property. As of December 31, 2000, the reserve account was fully funded with approximately $78,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,426 limited partnership units in the Partnership representing 60.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 was approximately $315,000, as compared to approximately $545,000 for the year ended December 31, 1999. The decrease in net income is due to an increase in total expenses slightly offset by an increase in total revenues. Total revenues increased primarily due to a casualty gain recognized during 2000 at Hickory Ridge Apartments and an increase in other income offset by a decrease in rental income. The decrease in rental income was due primarily to a decrease in occupancy at both of the Partnership's properties which was partially offset by an increase in average rental rates at both of the properties. Other income increased due to an increase in late charges and lease cancellation fees at Hickory Ridge Apartments and an increase in utility reimbursements and application fees at Governor's Park Apartments. The casualty gain at Hickory Ridge Apartments related to a fire which destroyed 5 units.

Total expenses increased during the comparable periods due to increases in operating and property tax expense which were partially offset by decreases in interest and general and administrative expenses. The increase in operating expense was due primarily to an increase in salaries and related expenses at both properties and to a lesser extent, utility and courtesy patrol expenses at Hickory Ridge Apartments. The increase in property tax expense was due to Hickory Ridge Apartments being annexed into the city limits by the city of Memphis during the last quarter of 1999 and thus having to pay city taxes during 2000. Interest expense decreased as a result of monthly mortgage payments being made on the first mortgages encumbering the properties.

General and administrative expense decreased primarily as a result of a decrease in legal cost for the year ended December 31, 2000 as compared to the year ended December 31, 1999, due to the Partnership's portion of settlement costs as disclosed previously. This decrease was partially offset by an increase in management reimbursements due to an increase in the cost of services provided by the Corporate General Partner to the Partnership. Included in general and administrative  expense  at both  December  31,  2000 and  1999  are  management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies, the annual audit and appraisals required by the Partnership Agreement are also included.

During the year ended December 31, 2000, a net casualty gain of approximately $81,000 was recorded at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of insurance proceeds of approximately $125,000, offset by the write-off of the net book value of the damaged units of approximately $44,000.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $344,000 compared to approximately $474,000 at December 31, 1999, a decrease of approximately $130,000. The decrease is due to approximately $439,000 of cash used in financing activities and approximately $736,000 of cash used in investing activities offset by approximately $1,045,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used by investing activities consisted primarily of property improvements and replacements and to a lesser extent net deposits to restricted escrows, partially offset by insurance proceeds received as a result of a casualty at Hickory Ridge. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $275 per unit or $155,650. Additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,498,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. In January 2001, the Partnership paid approximately $30,000 to extend the balloon payment on the mortgage encumbering Hickory Ridge Apartments, originally due March 1, 2001, to August 1, 2001. The Corporate General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure. During the year ended December 31, 2000, the Partnership recognized approximately $2,553,000 in total revenues and approximately $2,349,000 in total expenses at Hickory Ridge Apartments.

During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $200,000 (approximately $198,000 paid to limited partners or $11.42 per limited partnership unit). During the year ended December 31, 1999, the Partnership declared and paid distributions from operations of approximately $1,267,000 (approximately $1,251,000 paid to limited partners or $72.13 per limited partnership unit). Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $86,000 (approximately $85,000 per limited partner or $4.90 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities and refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into reserve account until the reserve account is funded by an amount equal to $200 per apartment unit at Governor's Park. As of December 31, 2000, the reserve account is fully funded.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,426 limited partnership units in the Partnership representing 60.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 7.     Financial Statements


SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $   344
   Receivables and deposits                                                     202
   Restricted escrows                                                            78
   Other assets                                                                 113
   Investment properties (Notes D and E):
      Land                                                    $ 1,774
      Buildings and personal property                          21,850
                                                               23,624
      Less accumulated depreciation                           (12,377)       11,247
                                                                            $11,984

Liabilities and Partners' (Deficit) Capital

Liabilities
      Accounts payable                                                      $   136
      Tenant security deposit liabilities                                        92
      Accrued property taxes                                                    226
      Other liabilities                                                         140
      Mortgage notes payable (Note D)                                        10,498

Partners' (Deficit) Capital
   General partners                                           $ (141)
   Limited partners (17,343 units issued and
      outstanding)                                              1,033           892
                                                                            $11,984

         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                          Years Ended December 31,
                                                             2000          1999
Revenues:
   Rental income                                            $ 3,795       $ 3,832
   Other income                                                 243           193
   Casualty gain (Note H)                                        81            --
      Total revenues                                          4,119         4,025

Expenses:
   Operating                                                  1,548         1,268
   General and administrative                                   219           230
   Depreciation                                                 840           823
   Interest                                                     844           889
   Property taxes                                               353           270
      Total expenses                                          3,804         3,480

Net income                                                   $ 315         $ 545

Net income allocated to general partners (1%)                 $ 3           $ 5

Net income allocated to limited partners (99%)                  312           540
                                                             $ 315         $ 545

Net income per limited partnership unit                     $ 17.99       $ 31.14

Distributions per limited partnership unit                  $ 11.42       $ 72.13

         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            17,343        $ 2       $17,343    $17,345

Partners' (deficit) capital at
  December 31, 1998                       17,343       $ (131)    $ 1,630    $ 1,499

Distributions paid to partners                --          (16)     (1,251)    (1,267)

Net income for the year ended
  December 31, 1999                           --            5         540        545

Partners' (deficit) capital at
  December 31, 1999                       17,343        (142)         919        777

Distributions paid to partners                --          (2)        (198)      (200)

Net income for the year ended
  December 31, 2000                           --            3         312        315

Partners' (deficit) capital at
  December 31, 2000                       17,343      $  (141)    $ 1,033     $  892


         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net income                                                     $ 315        $  545
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     840           823
   Amortization of discounts and loan costs                          44            45
   Casualty gain                                                    (81)           --
   Bad debt                                                         126            74
   Change in accounts:
      Receivables and deposits                                     (148)            7
      Other assets                                                  (24)          (25)
      Accounts payable                                                3            46
      Tenant security deposits liabilities                           13             2
      Accrued taxes                                                   6           (21)
      Other liabilities                                             (49)           74

          Net cash provided by operating activities               1,045         1,570

Cash flows from investing activities:
  Property improvements and replacements                           (822)         (873)
  Insurance proceeds received for a casualty                        125            --
  Net (deposits to) withdrawals from restricted escrows             (39)           52

          Net cash used in investing activities                    (736)         (821)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (239)         (209)
  Distributions paid to partners                                   (200)       (1,267)

          Net cash used in financing activities                    (439)       (1,476)

Net decrease in cash and cash equivalents                          (130)         (727)

Cash and cash equivalents at beginning of period                    474         1,201

Cash and cash equivalents at end of period                       $ 344        $   474

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 853        $   832
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                             $ 60         $   --

Property  improvements  and  replacements  and  accumulated   depreciation  were
adjusted  during the year  ended  December  31,  2000 by  $92,000  and  $48,000, respectively, as a result of a May 2000 casualty at Hickory Ridge Apartments.


         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization:

Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment Management Company ("AIMCO") (see "Note B - Transfer of Control"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date. The Partnership commenced operations on August 27, 1985 and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns two apartment properties located in Tennessee and Colorado.

Principles of Consolidation:

The Registrant's financial statements include all the accounts of the Registrant and its 99.99% owned partnership. The Corporate General Partner of the consolidated partnership is Shelter Realty VII Corporation. Shelter Realty VII Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

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


                                                         Years Ended December 31,
                                                             2000          1999
                                                              (in thousands)

Net cash provided by operating activities                   $1,045        $1,570
   Property improvements and replacements                     (822)         (873)
   Payments on mortgage notes payable                         (239)         (209)
   Changes in reserves for net operating liabilities            73          (157)
   Changes in restricted escrows, net                          (39)           52
   Release of (additional) reserves                             68          (383)

      Net cash from operations                               $ 86          $ --

The Corporate General Partner released previously reserved cash of approximately $68,000 during the year ended December 31, 2000.

The Corporate General Partner reserved approximately $383,000 at December 31, 1999 to fund capital improvements and repairs at its two properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999 and subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
       01/01/99 - 12/31/99             $1,267,000 (1)         $72.13
       01/01/00 - 12/31/00                200,000 (2)          11.42
      Subsequent to 12/31/00               86,000 (2)           4.90

   (1) Distribution was made from cash from operations. In addition, the Partnership paid approximately $6,000 to Colorado for state tax withholdings on behalf of the limited partners.

   (2)            Distributions were made from cash from operations.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 per apartment unit for Governor's Park Apartments. As of December 31, 2000, the Reserve Account is fully funded.

Undistributed Net Proceeds from Refinancing:

At December 31, 2000, $567,000 of net proceeds from refinancings remained undistributed.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' (deficit) capital for 2000 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 17,343 units outstanding.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partners.

Other Reserves:

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 2000 was approximately $73,000, as compared to a decrease of approximately $157,000 during 1999. These amounts were determined by considering changes in the balance of, receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued property taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, cash in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $288,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

At the time of the refinancing of the Governor's Park mortgage note payable in 1993, a General Reserve Account was established with the refinancing proceeds from Governor's Park. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) to the Governor's Park reserve account until it equals a minimum of $200 per apartment unit or $37,600 in total. The balance in the reserve account at December 31, 2000, is approximately $78,000, which includes interest earned on these funds.

Investment Properties:

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

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

Loan Costs:

Loan costs of approximately $304,000, net of accumulated amortization of approximately $241,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards, ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $68,000 for each of the years ended December 31, 2000 and 1999 were charged to operating expense.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Reclassification:

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation. These reclassifications had no impact on net income or partners' capital as previously reported.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)

Property management fees (included in operating
  expenses)                                             $ 209      $ 200
Reimbursements for services of affiliates
  (included in general and administrative expenses
  and investment properties)                              137         75

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $209,000 and $200,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $75,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,426 limited partnership units in the Partnership representing 60.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                             Principal    Monthly                             Principal
                            Balance At    Payment     Stated                   Balance
                             December    Including   Interest    Maturity       Due At
                                31,
                               2000       Interest     Rate        Date        Maturity
Properties                       (in thousands)                             (in thousands)

Hickory Ridge Apartments      $ 6,070       $ 51       7.50%   03/01/01 (1)    $ 6,057
Governor's Park
 Apartments
  1st mortgage                  4,321          35      7.83%     10/15/03        4,083
  2nd mortgage                    147           1      7.83%     10/15/03          147
                               10,538
Less unamortized
  discounts                       (40)
                              $10,498       $ 87                               $10,287

(1) During January 2001, the Partnership paid approximately $30,000 to extend the maturity of the loan to August 1, 2001. If the property cannot be sold or refinanced prior to this extension period then the Partnership may risk losing this property through foreclosure.

The  mortgage  notes  payable are  nonrecourse  and are secured by pledge of the
Partnership's rental properties and by pledge of revenues from the respective rental properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $ 6,150
                               2002                  88
                               2003               4,300
                                                $10,538

Note E - Real Estate and Accumulated Depreciation

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)

Hickory Ridge Apartments              $ 6,070      $ 1,060     $11,839         $ 2,799
Governor's Park Apartments              4,468          714       6,496             716

             Totals                   $10,538      $ 1,774     $18,335         $ 3,515


                                 Gross Amount At Which Carried
                                     At December 31, 2000
                                        (in thousands)

                              Buildings
                                  And
                               Related
                               Personal          Accumulated    Date of      Date    Depreciation
Description            Land    Property   Total  Depreciation  Construction Acquired Life-Years

Hickory Ridge         $ 1,060  $14,638   $15,698  $ 8,540       1971-1973   08/27/85    5-29
Governor's Park           714    7,212     7,926    3,837          1983     09/30/85    5-39

       Totals         $1,774   $21,850   $23,624  $12,377

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   2000         1999
                                                    (in thousands)

Real Estate

Balance at beginning of year                      $22,834      $21,961
    Property improvements                             882          873
    Disposal of assets                                (92)          --
Balance at end of year                            $23,624      $22,834

Accumulated Depreciation

Balance at beginning of year                      $11,585      $10,762
    Additions charged to expense                      840          823
    Disposal of assets                                (48)          --
Balance at end of year                            $12,377      $11,585

The aggregate cost of investment property for Federal income tax purposes at December 31, 2000 and 1999 is approximately $26,361,000 and $25,604,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $17,402,000 and $16,263,000, respectively.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2000         1999

Net income as reported                              $ 315        $  545
Add (deduct):
   Depreciation differences                           (301)        (205)
   Unearned income                                      21          (43)
   Other                                              (208)         148

Federal taxable (loss) income                       $ (173)      $  445

Federal taxable (loss) income per limited
   partnership unit                                 $(9.86)      $25.40

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net assets as reported                    $ 892
                  Buildings                                  2,737
                  Accumulated depreciation                  (5,025)
                  Syndication fees                           2,292
                  Other                                         95

                  Net assets - tax basis                    $  991

Note G - Distributions

During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $200,000 (approximately $198,000 paid to limited partners or $11.42 per limited partnership unit). During the year ended December 31, 1999, the Partnership declared and paid distributions from operations of approximately $1,267,000 (approximately $1,251,000 paid to limited partners or $72.13 per limited partnership unit). Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $86,000 (approximately $85,000 per limited partner or $4.90 per limited partnership unit).

Note H - Casualty Gain

During the year ended December 31, 2000, a net casualty gain of approximately $81,000 was recorded at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of insurance proceeds of approximately $125,000, offset by the write-off of the net book value of the damaged units of approximately $44,000.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $19,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                  Name and Address         Number of Units   Percentage of Total

           Madison River Properties LLC         2,180               12.57%
             (an affiliate of AIMCO)
           Cooper River Properties LLC          1,450               8.36%
             (an affiliate of AIMCO)
           AIMCO Properties, L.P.               6,549               37.76%
             (an affiliate of AIMCO)
           Insignia Properties LP                 247                1.43%
              (an affiliate of AIMCO)

Insignia Properties LP, Madison River Properties LLC and Cooper River Properties LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, owns 6,549 Units.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)

Property management fees                                $ 209      $ 200
Reimbursements for services of affiliates                 137         75

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $209,000 and $200,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $75,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,426 limited partnership units in the Partnership representing 60.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2000:

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

                                    Date: March 30, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye     Executive Vice President       Date: March 30, 2001
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date: March 30, 2001
Martha L. Long          and Controller

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

                                  EXHIBIT INDEX

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

                                  EXHIBIT INDEX

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