Form 10QSB
period 2001-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2001-05-11
CIK 758009

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

                   For the quarterly period ended March 31, 2001


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
                        (in thousands, except per unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $   307
   Receivables and deposits                                                      146
   Restricted escrows                                                             78
   Other assets                                                                  224
   Investment properties:
      Land                                                    $  1,774
      Buildings and related personal property                   21,963
                                                                23,737
      Less accumulated depreciation                            (12,594)       11,143
                                                                             $11,898

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $    33
   Tenant security deposit liabilities                                            98
   Accrued property taxes                                                        132
   Other liabilities                                                             149
   Due to affiliates                                                             152
   Mortgage notes payable                                                     10,455

Partners' (Deficit) Capital
   General partners                                            $ (141)
   Limited partners (17,343 units issued and
      outstanding)                                               1,020           879
                                                                            $ 11,898


            See Accompanying Notes to Consolidated Financial Statements

b)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                               2001        2000
Revenues:
   Rental income                                               $ 967       $ 957
   Other income                                                   86          45
   Casualty gain (Note E)                                         18          --
      Total revenues                                           1,071       1,002

Expenses:
   Operating                                                     433         398
   General and administrative                                     48          37
   Depreciation                                                  217         208
   Interest                                                      214         201
   Property taxes                                                 86          76
      Total expenses                                             998         920

Net income                                                     $  73       $  82

Net income allocated to general partners (1%)                  $   1       $   1
Net income allocated to limited partners (99%)                    72          81

                                                               $  73       $  82
Net income per limited partnership unit                        $4.15       $4.67

Distributions per limited partnership unit                     $4.90       $  --


            See Accompanying Notes to Consolidated Financial Statements

c)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)






                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343       $    2       $17,343    $17,345

Partners' (deficit) capital at
   December 31, 2000                    17,343       $ (141)      $ 1,033     $ 892

Distributions to partners                  --             (1)         (85)       (86)

Net income for the three months
   ended March 31, 2001                     --             1           72         73

Partners' (deficit) capital at
   March 31, 2001                       17,343       $ (141)      $ 1,020     $ 879


            See Accompanying Notes to Consolidated Financial Statements

d)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                 $    73      $    82
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              217          208
        Amortization of discounts and loan costs                   11           11
        Casualty gain                                             (18)          --
        Change in accounts:
            Receivables and deposits                               56         (115)
            Other assets                                          (88)         (34)
            Accounts payable                                      (43)          20
            Tenant security deposit liabilities                     6            5
            Accrued property taxes                                (94)          34
            Other liabilities                                       9          (35)
            Due to affiliates                                       2           --

               Net cash provided by operating activities          131          176

Cash flows from investing activities:
   Property improvements and replacements                        (173)        (121)
   Insurance proceeds                                              18           --

               Net cash used in investing activities             (155)        (121)

Cash flows from financing activities:
   Payments on mortgage notes payable                             (45)         (56)
   Advance from affiliate                                         150           --
   Loan costs                                                     (32)          --
   Distributions to partners                                      (86)          --

               Net cash used in financing activities              (13)         (56)

Net decrease in cash and cash equivalents                         (37)          (1)
Cash and cash equivalents at beginning of period                  344          474
Cash and cash equivalents at end of period                    $   307      $   473

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   164      $   205



Included in property  improvements  and  replacements for the three months ended
March 31, 2001 are approximately $60,000 of improvements which were included in accounts payable at December 31, 2000.


            See Accompanying Notes to Consolidated Financial Statements

e)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. Shelter Realty Corporation is the Corporate General Partner and is a subsidiary of Apartment Investment and Management Company ("AIMCO").

Principles of Consolidation

The Registrant's financial statements include all the accounts of the Registrant and its 99.9% owned partnership. The Corporate General Partner may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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


                                                            Three Months Ended
                                                                March 31,
                                                           2001             2000
                                                              (in thousands)
Net cash provided by operating activities                 $  131             $ 176
   Payments on mortgage notes payable                        (45)              (56)
   Property improvements and replacements                   (173)             (121)
   Changes in reserves for net operating
      liabilities                                            152               125
   Additional reserves                                       (65)             (124)

      Net cash used in operations                          $  --             $  --

The Corporate General Partner reserved an additional $65,000 and $124,000 at March 31, 2001 and 2000, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $ 53       $ 52
Reimbursements for services of affiliates
  (included in general and administrative
  and operating expenses)                                   32         22
Due to affiliates                                          152         --

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $53,000 and $52,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $32,000 and $22,000 for the three months ended March 31, 2001 and 2000, respectively.

During the three months ended March 31, 2001, an affiliate of the Corporate General Partner advanced $150,000 to Hickory Ridge Apartments. This advance bears interest at the prime rate plus 2%. At March 31, 2001, the Partnership owed such affiliate approximately $152,000, including accrued interest.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,480 limited partnership units (the "Units") in the Partnership representing 60.43% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.43% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions from operations of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit). No distributions were made during the three months ended March 31, 2000.

Note E - Casualty Gain

During the three months ended March 31, 2001, a net casualty gain of approximately $18,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                             Average
                                                            Occupancy
Property                                                2001          2000

Hickory Ridge Apartments (1)                            90%           95%
  Memphis, Tennessee
Governor's Park Apartments                              93%           92%
  Ft. Collins, Colorado

(1) The Corporate General Partner attributes the decrease in occupancy to increased competition in the local market.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 and 2000 was approximately $73,000 and $82,000, respectively. The decrease in net income is due to an increase in total revenues which was more than offset by an increase in total expenses. Total revenues increased due to increases in other income and to a lesser extent rental income and a casualty gain. The increase in other income is due to an increase in tenant and utility related reimbursements and fees. The increase in rental income is due primarily to an increase in the average rental rates at both the Partnership's investment properties partially offset by a decrease in occupancy at Hickory Ridge.

During the three months ended March 31, 2001, a net casualty gain of approximately $18,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

Total expenses increased during the comparable periods due to increases in operating, general and administrative, depreciation and property tax expenses. The increase in operating expenses is due to increases in maintenance, property and advertising expenses. Maintenance expense increased primarily at Hickory Ridge Apartments due to increases in contract labor. Property expense increased due to an increase in salary expenses at both of the Partnership's properties. Advertising expense increased primarily at Hickory Ridge as a result of the property's decrease in occupancy rate. Depreciation expense increased due to capital improvements and replacements placed in service during the past 12 months. Property tax expense increased due to the timing of the receipt of property tax bills from the taxing authorities.

General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $307,000 compared to approximately $473,000 at March 31, 2000. Cash and cash equivalents decreased approximately $37,000 for the three months ended March 31, 2001 from the Partnership's year end due to approximately $155,000 and $13,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $131,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of a cash distribution to partners, loan costs paid and principal payments made on the mortgages encumbering the Registrant's properties offset by an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds due to a casualty. The Registrant invests its working capital reserves in interest bearing accounts.

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

Hickory Ridge Apartments: The Partnership has budgeted approximately $169,000 for the year 2001 for capital improvements and enhancements consisting primarily of perimeter fencing, new appliances and air conditioning replacements. The Partnership completed approximately $103,000 in capital expenditures at Hickory Ridge Apartments during the three months ended March 31, 2001, consisting primarily of the aforementioned improvements and reconstruction from fire damage. These improvements were funded primarily from operations and insurance proceeds.

Governor's Park Apartments: The Partnership has budgeted approximately $52,000 for the year 2001 for capital improvements, consisting primarily of floor covering and appliance replacements. The Partnership completed approximately $10,000 in capital expenditures at Governor's Park Apartments during the three months ending March 31, 2001, consisting primarily of the aforementioned improvements. These improvements were funded primarily from operations and replacement reserves.

The additional capital improvements planned for 2001 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,455,000, net of discount, is amortized over varying periods with balloon payments due at maturity, March 1, 2001 and October 15, 2003. In February 2001, the Partnership paid approximately $32,000 to extend the balloon payment on the mortgage encumbering Hickory Ridge Apartments, originally due March 1, 2001, to August 1, 2001. The Corporate General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure. During the three months ended March 31, 2001, the Partnership recognized approximately $648,000 in total revenues and approximately $644,000 in total expenses at Hickory Ridge Apartments.

During the three months ended March 31, 2001, the Partnership declared and paid distributions from operations of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit). No distributions were made during the three months ended March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to a minimum of $200 and a maximum of $400 per apartment unit or $37,600 to $75,200 in total at Governor's Park. The reserve account is currently fully funded.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,480 limited partnership units (the "Units") in the Partnership representing 60.43% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.43% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:   May 11, 2001