Form 10QSB
period 2001-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2001-08-09
CIK 758009

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

                    For the quarterly period ended June 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS


a)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $   275
   Receivables and deposits                                                      210
   Restricted escrows                                                             79
   Other assets                                                                  152
   Investment properties:
      Land                                                    $  1,774
      Buildings and related personal property                   22,018
                                                                23,792
      Less accumulated depreciation                            (12,813)       10,979
                                                                            $ 11,695

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $     52
   Tenant security deposit liabilities                                            98
   Accrued property taxes                                                        181
   Other liabilities                                                             146
   Mortgage notes payable                                                     10,398

Partners' (Deficit) Capital
   General partners                                            $  (141)
   Limited partners (17,343 units issued and
      outstanding)                                                 961           820
                                                                            $ 11,695


            See Accompanying Notes to Consolidated Financial Statements

b)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                     2001           2000           2001          2000
Revenues:
   Rental income                     $  949        $  908         $1,916        $1,865
   Other income                          71            67            157           112
   Casualty gain                         --            --             18            --
       Total revenues                 1,020           975          2,091         1,977

Expenses:
   Operating                            398           352            831           750
   General and administrative            62            42            110            79
   Depreciation                         219           213            436           421
   Interest                             225           215            439           416
   Property taxes                        95            85            181           161
       Total expenses                   999           907          1,997         1,827

   Net income                        $   21        $   68         $   94        $  150

Net income allocated
   to general partners (1%)          $   --        $    1         $    1        $    2
Net income allocated
   to limited partners (99%)             21            67             93           148

                                     $   21        $   68         $   94        $  150
Net income per limited
   partnership unit                  $ 1.21        $ 3.86         $ 5.36        $ 8.53

Distributions per limited
   partnership unit                  $ 4.61        $11.42         $ 9.51        $11.42


            See Accompanying Notes to Consolidated Financial Statements

c)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343       $    2       $17,343    $17,345

Partners' (deficit) capital at
   December 31, 2000                    17,343       $ (141)      $ 1,033    $   892

Distributions to partners                   --            (1)        (165)      (166)

Net income for the six months
   ended June 30, 2001                      --             1           93         94

Partners' (deficit) capital at
   June 30, 2001                        17,343       $ (141)       $ 961     $   820


            See Accompanying Notes to Consolidated Financial Statements

d)
                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                 $    94      $   150
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              436          421
        Amortization of discounts and loan costs                   34           22
        Casualty gain                                             (18)          --
        Change in accounts:
            Receivables and deposits                               (8)         (36)
            Other assets                                          (37)         (54)
            Accounts payable                                      (24)          32
            Tenant security deposit liabilities                     6            1
            Accrued property taxes                                (45)         (59)
            Other liabilities                                       6          (37)

               Net cash provided by operating activities          444          440

Cash flows from investing activities:
   Property improvements and replacements                        (228)        (286)
   Insurance proceeds received                                     18           --
   Net deposits to restricted escrows                              (1)         (30)

               Net cash used in investing activities             (211)        (316)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (104)        (111)
   Distributions to partners                                     (166)        (200)
   Loan costs paid                                                (32)          --

               Net cash used in financing activities             (302)        (311)
Net decrease in cash and cash equivalents                         (69)        (187)
Cash and cash equivalents at beginning of period                  344          474
Cash and cash equivalents at end of period                    $   275      $   287

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   367      $   409

Included in property improvements and replacements for the six months ended June
30, 2001 are approximately $60,000 of improvements which were included in accounts payable at December 31, 2000.


            See Accompanying Notes to Consolidated Financial Statements

e)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Registrant's financial statements include all the accounts of the Registrant and its 99.9% owned partnership. The general partner of the partnership may be removed by the Registrant; therefore, it is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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


                                                             Six Months Ended
                                                                 June 30,
                                                           2001             2000
                                                              (in thousands)
Net cash provided by operating activities                 $  444             $ 440
   Payments on mortgage notes payable                       (104)             (111)
   Property improvements and replacements                   (228)             (286)
   Change in restricted escrows, net                          (1)              (30)
   Changes in reserves for net operating
      liabilities                                            102               153
   Additional reserves                                      (213)             (166)

      Net cash used in operations                          $  --             $  --

The Corporate General Partner reserved an additional $213,000 and $166,000 at June 30, 2001 and 2000, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $107       $102
Reimbursements for services of affiliates
  (included in general and administrative
  and operating expenses)                                   74         41

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $107,000 and $102,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $74,000 and $41,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,504 limited partnership units (the "Units") in the Partnership representing 60.57% of the outstanding units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.57% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions from operations of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit). The Partnership also paid a distribution of previously undistributed refinance proceeds of approximately $80,000 ($4.61 per limited partnership unit) to the limited partners during the six months ended June 30, 2001. During the six months ended June 30, 2000, the Partnership declared and paid distributions from operations of approximately $200,000 (approximately $198,000 to the limited partners or $11.42 per limited partnership unit).

Note E - Casualty Gain

During the six months ended June 30, 2001, a net casualty gain of approximately $18,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

Note F - Subsequent Event

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party, for the net proceeds of approximately $11,435,000 after payment of closing costs. The Partnership realized a gain of approximately $4,122,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off.

The following pro-forma information reflects the operations of the Partnership as if Hickory Ridge Apartments had been sold January 1, 2000 (in thousands, except unit data).

                                                    June 30, 2001
     Assets
        Cash and cash equivalents                      $   101
        Other assets                                       153
        Fixed assets, net                                3,998
                                                       $ 4,252

     Liabilities and partners' deficit
        Liabilities                                    $   181
        Mortgage notes payable                           4,395
        Partners' deficit                                 (324)
                                                       $ 4,252


                                   Six Months Ended             Year Ended
                             June 30, 2001  June 30, 2000   December 31, 2000

  Revenues                       $  838         $  737            $1,566
  Total expenses                    694            672             1,455

  Net income                     $  144         $   65            $  111
  Net income per limited
    partnership unit             $ 8.25         $ 3.69            $ 6.34

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                             Average
                                                            Occupancy
Property                                                2001          2000

Hickory Ridge Apartments                                91%           94%
  Memphis, Tennessee
Governor's Park Apartments                              92%           91%
  Ft. Collins, Colorado

The decrease in occupancy at Hickory Ridge Apartments is attributable to increased competition in the local market.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2001 was approximately $21,000 and $94,000, respectively, as compared to approximately $68,000 and $150,000, respectively, for the three and six months ended June 30, 2000. The decrease in net income for both periods is due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased during the comparable periods due to increases in operating, interest, property tax, and general and administrative expenses. The increase in operating expenses is due to increases in maintenance and insurance expenses offset by a decrease in administrative expenses. Maintenance expenses increased at Hickory Ridge Apartments due to increases in contract labor. Insurance expense increased primarily due to increased claims at Hickory Ridge Apartments. Administrative expenses decreased primarily as a result of decreased legal expenses at Hickory Ridge. Interest expense increased for the comparable periods due to the amortization of a maturity extension fee paid to extend the maturity of the mortgage encumbering Hickory Ridge during 2001. Property tax expense increased due to the timing of the receipt of property tax bills from the taxing authorities.

General and administrative expense increased for the three and six months ended June 30, 2001 due to an increase in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues increased due to an increase in rental revenue and other income and the recognition of a casualty gain during the six months ended June 30, 2001. Rental income increased primarily due to an increase in occupancy at Governor's Park and increase of average rental rates at both of the properties offset by a decrease in occupancy at Hickory Ridge. Other income increased due to an increase in tenant and utility related reimbursements and fees at Governor's Park.

During the six months ended June 30, 2001, a net casualty gain of approximately $18,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party, for net proceeds of approximately $11,435,000 after payment of closing costs. The Partnership realized a gain of approximately $4,122,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $8,000 as a result of unamortized loan costs being written off.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $275,000 compared to approximately $287,000 at June 30, 2000. The decrease in cash and cash equivalents of approximately $69,000 since December 31, 2000 is due to approximately $211,000 and $302,000 of cash used in investing and financing activities, respectively, partially offset by approximately $444,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties, distributions to the partners and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender partially offset by insurance proceeds received. The Registrant invests its working capital reserves in interest bearing accounts.

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

Hickory Ridge Apartments: The Partnership completed approximately $140,000 in capital expenditures at Hickory Ridge Apartments during the six months ended June 30, 2001, consisting primarily of floor covering and appliance replacements, fencing improvements and reconstruction from fire damage. These improvements were funded primarily from operations and insurance proceeds. The Partnership sold this property to an unaffiliated third party subsequent to June 30, 2001.

Governor's Park Apartments: The Partnership has budgeted approximately $116,000 for the year 2001 for capital improvements, consisting primarily of structural and parking lot enhancements and appliance and floor covering replacements. The Partnership completed approximately $28,000 in capital expenditures at Governor's Park Apartments during the six months ended June 30, 2001, consisting primarily of carpet and appliance replacements. These improvements were funded primarily from operations and replacement reserves.

Additional capital improvements planned for 2001 at the Partnership's remaining property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. Governor's Park has mortgage indebtedness of approximately $4,395,000, net of discount, which matures October 15, 2003 with a balloon payment of approximately $4,230,000 due at that time. Hickory Ridge Apartments has mortgage indebtedness of approximately $6,003,000, which matured on August 1, 2001. Subsequent to June 30, 2001, this property was sold and the mortgage was repaid with a portion of the sales proceeds. The Corporate General Partner will attempt to refinance the Governor's Park indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions from operations of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit). The Partnership also paid a distribution of previously undistributed refinance proceeds of approximately $80,000 ($4.61 per limited partnership unit) to the limited partners during the six months ended June 30, 2001. During the six months ended June 30, 2000, the Partnership declared and paid distributions from operations of approximately $200,000 (approximately $198,000 to the limited partners or $11.42 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to a minimum of $200 and a maximum of $400 per apartment unit or $37,600 to $75,200 in total at Governor's Park. As of June 30, 2001, the reserve account had a balance of approximately $78,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,504 limited partnership units (the "Units") in the Partnership representing 60.57% of the outstanding units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.57% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  On July 18, 2001,  the  Registrant  filed a report on Form 8-K
                  disclosing  the  sale  of  Hickory  Ridge   Apartments  to  an
                  unrelated third party.

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

                                 Date:   August 9, 2001