Form 10QSB
period 2001-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2001-11-06
CIK 758009

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

                 For the quarterly period ended September 30, 2001


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
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $   660
   Receivables and deposits                                                       68
   Restricted escrows                                                             75
   Other assets                                                                   54
   Investment property:
      Land                                                     $   714
      Buildings and related personal property                    7,301
                                                                 8,015
      Less accumulated depreciation                             (4,012)        4,003
                                                                             $ 4,860

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $    33
   Tenant security deposit liabilities                                            38
   Accrued property taxes                                                         62
   Other liabilities                                                             123
   Mortgage notes payable                                                      4,376

Partners' Capital
   General partners                                             $ (99)
   Limited partners (17,343 units issued and
      outstanding)                                                327           228
                                                                            $ 4,860


            See Accompanying Notes to Consolidated Financial Statements

b)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                     2001           2000           2001          2000


Revenues:
   Rental income                     $   450       $   926        $ 2,366       $2,791
   Other income                           65            84            222          196
   Gain on sale of investment
    property                           4,173            --          4,173           --
   Casualty gain                          --            --             18           --
       Total revenues                  4,688         1,010          6,779        2,987

Expenses:
   Operating                             196           400          1,027        1,150
   General and administrative             58            70            168          149
   Depreciation                           83           205            519          626
   Interest                              137           214            576          630
   Property taxes                         39            92            220          253
       Total expenses                    513           981          2,510        2,808

Income before extraordinary
  loss                                 4,175            29          4,269          179
Extraordinary loss on early
  extinguishment of debt                  (7)           --             (7)          --

Net income                           $ 4,168       $    29        $ 4,262       $  179

Net income allocated
   to general partners (1%)          $    42       $    --        $    43       $    2
Net income allocated
   to limited partners (99%)           4,126            29          4,219          177

                                     $ 4,168       $    29        $ 4,262       $  179
Net income per limited partnership unit:
  Income before extraordinary
    loss                             $238.31       $  1.68        $243.67       $10.21
  Extraordinary loss                    (.40)           --           (.40)          --
                                     $237.91       $  1.68        $243.27       $10.21
Distributions per limited
   partnership unit                  $274.47       $    --        $283.98       $11.42


            See Accompanying Notes to Consolidated Financial Statements

c)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343        $    2      $17,343    $17,345

Partners' (deficit) capital at
   December 31, 2000                    17,343        $ (141)     $ 1,033    $   892

Distributions to partners                   --            (1)      (4,925)    (4,926)

Net income for the nine months
   ended September 30, 2001                 --            43        4,219      4,262

Partners' capital at
   September 30, 2001                   17,343        $  (99)      $ 327     $   228



            See Accompanying Notes to Consolidated Financial Statements

d)
                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                 $ 4,262      $   179
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              519          626
        Amortization of discounts and loan costs                   55           33
        Gain on sale of investment property                    (4,173)          --
        Casualty gain                                             (18)          --
        Extraordinary loss on early extinguishment of debt          7           --
        Change in accounts:
            Receivables and deposits                              134           38
            Other assets                                           36          (42)
            Accounts payable                                      (65)          85
            Tenant security deposit liabilities                   (54)           8
            Accrued property taxes                               (164)         (95)
            Other liabilities                                     (17)         (12)

               Net cash provided by operating activities          522          820

Cash flows from investing activities:
   Property improvements and replacements                        (473)        (612)
   Net insurance proceeds                                          18           --
   Net receipts from (deposits to) restricted escrows               3          (38)
   Net proceeds from sale of investment property               11,333           --

               Net cash provided by (used in)
                  investing activities                         10,881         (650)

Cash flows from financing activities:
   Payments on mortgage notes payable                            (139)        (169)
   Repayment of mortgage note payable                          (5,990)          --
   Distributions to partners                                   (4,926)        (200)
   Advances from affiliate                                        150           --
   Payments on advances from affiliate                           (150)          --
   Loan costs paid                                                (32)          --

               Net cash used in financing activities          (11,087)        (369)

Net increase (decrease) in cash and cash equivalents              316         (199)
Cash and cash equivalents at beginning of period                  344          474
Cash and cash equivalents at end of period                    $   660      $   275
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   509      $   612

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2001 are approximately $60,000 of improvements which were included in accounts payable at December 31, 2000.

Property improvements and replacements, accumulated depreciation and receivables and deposits at September 30, 2000 were adjusted by $92,000, $48,000, and $44,000 respectively, resulting from a May 2000 casualty at Hickory Ridge
Apartments.


            See Accompanying Notes to Consolidated Financial Statements

e)

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "net cash provided by operating activities" in the accompanying consolidated statement of cash flows to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                            Nine Months Ended
                                                              September 30,
                                                           2001            2000
                                                              (in thousands)
Net cash provided by operating activities                 $  522          $ 820
   Payments on mortgage notes payable                       (139)          (169)
   Property improvements and replacements                   (473)          (612)
   Change in restricted escrows, net                           3            (38)
   Changes in reserves for net operating
      liabilities                                            130             18
   Additional reserves                                       (43)           (19)

      Net cash used in operations                         $   --          $  --

The Corporate General Partner reserved an additional $43,000 and $19,000 at September 30, 2001 and 2000, respectively, to fund capital improvements and repairs at the Partnership's investment property.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $139       $155
Reimbursements for services of affiliates
  (included in general and administrative,
  operating expenses and investment properties)            367         94

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $139,000 and $155,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $367,000 and $94,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 are reimbursements of approximately $265,000 for construction oversight costs. There were no such costs during the nine months ended September 30, 2000.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $150,000 to cover operating expenses at Hickory Ridge Apartments. The entire balance was repaid during the nine months ended September 30, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the nine months ended September 30, 2001. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,509 limited partnership units (the "Units") in the Partnership representing 60.60% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.60% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit) from operations and approximately $4,366,000 ($251.75 per limited partnership unit) from the net proceeds of the sale of Hickory Ridge. The Partnership also paid a distribution of previously undistributed refinance proceeds of approximately $474,000 ($27.33 per limited partnership unit) to the limited partners during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of approximately $200,000 (approximately $198,000 to the limited partners or $11.42 per limited partnership unit).

Note E - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $18,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

Note F - Sale of Investment Property

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2001 and 2000:

                                                             Average
                                                            Occupancy
Property                                                2001          2000

Governor's Park Apartments                              92%           92%
  Ft. Collins, Colorado

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2001 was approximately $4,168,000 and $4,262,000, respectively, compared to approximately $29,000 and $179,000, respectively, for the three and nine months ended September 30, 2000. The increase in net income for the three and nine months ended September 30, 2001 is due to the increase in total revenues resulting from the gain on sale of Hickory Ridge.

On July 16, 2001, the Partnership sold Hickory Ridge to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of the prepayment penalties and unamortized loan costs and debt discount being written off.

Excluding the impact of the operations and sale of Hickory Ridge, net income increased approximately $64,000 and $143,000 for the three and nine months ended September 30, 2001, compared to the corresponding periods in 2000. The increase in net income for the three month period ended September 30, 2001 is due to an increase in total revenues and a decrease in total expenses. The increase in net income for the nine months ended September 30, 2001 is due to an increase in total revenues. Total expenses remained constant for the comparable periods. The increase in total revenues for the three and nine month periods was due to an increase in rental income and other income. Rental income increased as a result of increase in average rental rates at Governor's Park. Other income increased due to an increase in tenant and utility reimbursements and fees at Governor's Park.

The decrease in total expenses for the three months ended September 30, 2001 was a result of a decrease in operating and general and administrative expenses. Operating expenses decreased due to a decrease in salaries and contract work at Governor's Park. General and administrative expenses decreased due to a decrease in reimbursements to the Corporate General Partner.

Included in general and administrative expense for the three and nine months ended September 30, 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

During the nine months ended September 30, 2001, a net casualty gain of approximately $18,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $660,000 compared to approximately $275,000 at September 30, 2000. The increase in cash and cash equivalents of approximately $316,000 since December 31, 2000 is due to approximately $522,000 and $10,881,000 of cash provided by operating and investing activities, respectively, offset by approximately $11,087,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Hickory Ridge and, to a lesser extent, net receipts from restricted escrows maintained by the mortgage lender offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, repayment of mortgage notes payable, loan costs paid, principal payments made on the mortgages encumbering the Registrant's properties and payments on advances from an affiliate offset by advances from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned for the Registrant's property is detailed below.

Hickory Ridge Apartments: Prior to its sale, the Partnership spent approximately $325,000 in capital improvements at Hickory Ridge Apartments. These capital improvements consisted primarily of floor covering and appliance replacements, fencing improvements and reconstruction from fire damage.

Governor's Park Apartments: The Partnership budgeted approximately $242,000 for the year 2001 for capital improvements, consisting primarily of structural and parking lot enhancements and appliance and floor covering replacements. The Partnership completed approximately $88,000 in capital expenditures at Governor's Park Apartments during the nine months ended September 30, 2001, consisting primarily of carpet and appliance replacements. These improvements were funded primarily from operations and replacement reserves.

Additional capital improvements planned for 2001 at the Partnership's remaining property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. Governor's Park has mortgage indebtedness of approximately $4,376,000, net of discount, which matures October 15, 2003 with a balloon payment of approximately $4,230,000 due at that time. The Corporate General Partner will attempt to refinance the Governor's Park indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit) from operations and approximately $4,366,000 ($251.75 per limited partnership unit) from the net proceeds of the sale of Hickory Ridge. The Partnership also paid a distribution of previously undistributed refinance proceeds of approximately $474,000 ($27.33 per limited partnership unit) to the limited partners during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of approximately $200,000 (approximately $198,000 to the limited partners or $11.42 per limited partnership unit). The Registrant's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or sale of the property. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded by an amount equal to a minimum of $200 and a maximum of $400 per apartment unit or $37,600 to $75,200 in total at Governor's Park. As of September 30, 2001, the reserve account had a balance of approximately $75,000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,509 limited partnership units (the "Units") in the Partnership representing 60.60% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.60% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  Current report on Form 8-K filed on July 18, 2001 in connection with the sale of Hickory Ridge on July 16, 2001.

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

                                 Date:   November 6, 2001