Form 10KSB
period 2001-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2002-03-22
CIK 758009

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $7,221,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

Shelter Properties VII (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. The Registrant acquired two existing apartment properties and a newly constructed apartment property during 1985 in its acquisition phase. The Registrant continues to own and operate one of these properties. See "Item 2. Description of Property".

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

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartment is local.

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

Item 2.     Description of Property

The following table sets forth the Registrant's investment in a property:

                                    Date of
Property                           Purchase       Type of Ownership           Use

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

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                            Gross
                           Carrying    Accumulated                          Federal
Property                    Value     Depreciation     Rate     Method     Tax Basis
                               (in thousands)                           (in thousands)
Governor's Park
  Apartments               $ 8,029       $ 4,070     5-39 yrs     S/L       $ 2,513

See "Note A" to the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's property.

                         Principal                                           Principal
                         Balance At      Stated                               Balance
                        December 31,    Interest     Period     Maturity       Due At
Property                    2001          Rate     Amortized      Date      Maturity (2)
                       (in thousands)                                      (in thousands)
Governor's Park
  Apartments
  1st mortgage (3)          4,241        7.83%     344 months   10/15/03      $ 4,083
  2nd mortgage (3)            147        7.83%        (1)       10/15/03          147
                            4,388
Less unamortized
  mortgage
  discounts                   (31)

        Total             $ 4,357                                             $ 4,230

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

(3)   These loans were  refinanced  subsequent to December 31, 2001. See "Item
      7. Financial Statements - Note I" for further information.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for the Registrant's property are as follows:

                                       Average Annual                 Average
                                        Rental Rates                 Occupancy
                                         (per unit)
 Property                           2001           2000           2001        2000

 Governor's Park Apartments       $ 9,109         $ 8,847         92%          93%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases its units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for the property was:

                                            2001            2001
                                           Billing          Rate
                                       (in thousands)

       Governor's Park Apartments           $ 85            8.73%

Capital Improvements

Hickory Ridge Apartments: Prior to its sale, the Partnership spent approximately $325,000 in capital improvements at Hickory Ridge Apartments. These capital improvements consisted primarily of floor covering and appliance replacements, fencing improvements and reconstruction from fire damage.

Governor's Park Apartments: The Partnership completed approximately $102,000 in capital expenditures at Governor's Park Apartments during the year ended December 31, 2001, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $56,400. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units") including 100 Units purchased by the Corporate General Partner aggregating $17,343,000. The Partnership currently has 720 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner owned 10,552 Units or approximately 60.84% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001.

                                                  Distributions
                                                               Per Limited
                                         Aggregate          Partnership Unit

       01/01/00 - 12/31/00             $ 200,000 (1)            $ 11.42
       01/01/01 - 12/31/01             5,462,000 (2)             314.88

(1)   Distributions were made from cash from operations.

(2) Distributions of $86,000 from operations, $4,809,000 from sales proceeds of Hickory Ridge, and $567,000 from refinancing proceeds (See "Item 7. Financial Statements - Note F").

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Governor's Park Apartments maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at such property for a total of approximately $38,000 to $75,000. As of December 31, 2001, the reserve account was fully funded with approximately $76,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,552 limited partnership units (the "Units") in the Partnership representing 60.84% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.84% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001 was approximately $4,300,000 compared to approximately $315,000 for the year ended December 31, 2000. The increase in net income is largely due to the gain on sale of Hickory Ridge Apartments.

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

Excluding the impact of the operations and sale of Hickory Ridge, net income was approximately $270,000 and $111,000 for the years ended December 31, 2001 and 2000, respectively. The increase in net income is due to an increase in total revenues. The increase in total revenues was due to an increase in rental income and other income. Rental income increased as a result of increase in average rental rates, reduced concession costs and reduced bad debt expense, partially offset by reduced occupancy at Governor's Park Apartments. Other income increased due to an increase in tenant and utility reimbursements and fees at Governor's Park Apartments.

Total expenses remained constant for the years ended December 31, 2001 and 2000 as an increase in general and administrative expense was offset by a decrease in operating expenses. Operating expenses decreased due to a decrease in salaries and contract work at Governor's Park Apartments. General and administrative expenses increased due to increases in audit fees and taxes and fees, partially offset by reduced professional fees and costs of services included in the reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

During the year ended December 31, 2001, a net casualty gain of approximately $18,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $212,000 compared to approximately $344,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $132,000 since December 31, 2000 is due to approximately $11,644,000 of cash used in financing activities, offset by approximately $10,866,000 and $646,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to partners, repayment of mortgage notes payable, loan costs paid, principal payments made on the mortgages encumbering the Registrant's properties and payments on advances from an affiliate offset by advances from an affiliate. Cash provided by investing activities consisted of proceeds from the sale of Hickory Ridge and, to a lesser extent, insurance proceeds received and net receipts from restricted escrows maintained by the mortgage lender offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's remaining property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $56,400. Additional capital improvements will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $4,357,000, net of discount, is amortized over 344 months with a balloon payment due at maturity, October 15, 2003.

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage balance of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March of 2022 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit) from operations and approximately $4,809,000 to the limited partners ($277.29 per limited partnership unit) from the net proceeds of the sale of Hickory Ridge. The
Partnership also paid a distribution of previously undistributed refinance proceeds of approximately $567,000 ($32.69 per limited partnership unit) to the limited partners during the year ended December 31, 2001. During the year ended December 31, 2000, the Partnership paid a distribution from operations of approximately $200,000 (approximately $198,000 to the limited partners or $11.42 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Governor's Park Apartments maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at such property for a total of approximately $38,000 to $75,000. As of December 31, 2001, the reserve account was fully funded with approximately $76,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,552 limited partnership units (the "Units") in the Partnership representing 60.84% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.84% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $  212
   Receivables and deposits                                                      87
   Restricted escrows                                                            76
   Other assets                                                                  43
   Investment properties (Note C and D):
      Land                                                     $ 714
      Buildings and personal property                           7,315
                                                                8,029
      Less accumulated depreciation                            (4,070)        3,959
                                                                            $ 4,377

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                        $ 19
      Tenant security deposit liabilities                                        35
      Accrued property taxes                                                    105
      Other liabilities                                                         131
      Mortgage notes payable (Note C)                                         4,357

Partners' Deficit
   General partners                                            $ (99)
   Limited partners (17,343 units issued and
      outstanding)                                               (171)         (270)
                                                                            $ 4,377

        See Accompanying Notes to Consolidated Financial Statements


                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                            Years Ended December 31,
                                                              2001            2000
Revenues:
  Rental income                                              $ 2,755        $ 3,795
  Other income                                                   275            243
  Gain on sale of investment property (Note H)                 4,173             --
  Casualty gain (Note G)                                          18             81
      Total revenues                                           7,221          4,119

Expenses:
  Operating                                                    1,159          1,548
  General and administrative                                     249            219
  Depreciation                                                   577            840
  Interest                                                       668            844
  Property taxes                                                 261            353
      Total expenses                                           2,914          3,804

Income before extraordinary loss                               4,307            315
Extraordinary loss on early extinguishment of debt
  (Note H)                                                        (7)            --

Net income                                                   $ 4,300         $ 315

Net income allocated to general partners (1%)                 $ 43            $ 3
Net income allocated to limited partners (99%)                 4,257            312

                                                             $ 4,300         $ 315
Per limited partnership unit:
  Income before extraordinary loss                           $245.86        $ 17.99
  Extraordinary loss                                           (0.40)            --

                                                             $245.46        $ 17.99

Distributions per limited partnership unit                   $314.88        $ 11.42

        See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            17,343        $ 2       $17,343    $17,345

Partners' (deficit) capital at
  December 31, 1999                       17,343         (142)        919        777

Distributions paid to partners                --           (2)       (198)      (200)

Net income for the year ended
  December 31, 2000                           --            3         312        315

Partners' (deficit) capital at
  December 31, 2000                       17,343         (141)      1,033        892

Distributions paid to partners                --           (1)     (5,461)    (5,462)

Net income for the year ended
  December 31, 2001                           --           43       4,257      4,300

Partners' deficit at
  December 31, 2001                       17,343       $ (99)     $ (171)     $ (270)

        See Accompanying Notes to Consolidated Financial Statements


                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    Years Ended December 31,
                                                                       2001          2000
Cash flows from operating activities:
  Net income                                                          $ 4,300       $ 315
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                         577           840
     Amortization of discounts and loan costs                              62            44
     Gain on sale of investment property                               (4,173)           --
     Casualty gain                                                        (18)          (81)
     Bad debt                                                             105           126
     Extraordinary loss on early extinguishment of debt                     7            --
     Change in accounts:
      Receivables and deposits                                             10          (148)
      Other assets                                                         42           (24)
      Accounts payable                                                    (79)            3
      Tenant security deposits liabilities                                (57)           13
      Accrued taxes                                                      (121)            6
      Other liabilities                                                    19           (49)
          Net cash provided by operating activities                       646         1,045

Cash flows from investing activities:
  Property improvements and replacements                                 (487)         (822)
  Net insurance proceeds                                                   18           125
  Net receipts from (deposits to) restricted escrows                        2           (39)
  Net proceeds on sale of investment property                          11,333            --
          Net cash provided by (used in) investing activities          10,866          (736)

Cash flows from financing activities:
  Payments on mortgage notes payable                                     (160)         (239)
  Repayment of mortgage note payable                                   (5,990)           --
  Distributions paid to partners                                       (5,462)         (200)
  Advances from affiliate                                                 150            --
  Payments on advances from affiliate                                    (150)           --
  Loan costs paid                                                         (32)           --
          Net cash used in financing activities                       (11,644)         (439)

Net decrease in cash and cash equivalents                                (132)         (130)
Cash and cash equivalents at beginning of period                          344           474

Cash and cash equivalents at end of period                             $ 212        $ 344

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 595        $ 853
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
   payable                                                             $ --          $ 60

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

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization:

Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date. The Partnership commenced operations on August 27, 1985 and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns one apartment property located in Colorado.

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

                                                        Years Ended December 31,
                                                             2001         2000
                                                              (in thousands)

Net cash provided by operating activities                   $ 646       $ 1,045
  Property improvements and replacements                      (487)        (822)
  Payments on mortgage notes payable                          (160)        (239)
  Changes in reserves for net operating liabilities            109           73
  Changes in restricted escrows, net                             2          (39)
  (Additional) release of reserves                            (110)          68

   Net cash from operations                                  $ --       $    86

The Corporate General Partner reserved approximately $110,000 at December 31, 2001 to fund capital improvements and repairs at its remaining property.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $200 per apartment unit for Governor's Park Apartments. As of December 31, 2001, the Reserve Account is fully funded.

Undistributed Net Proceeds from Sale:

At December 31, 2001, approximately $638,000 of net proceeds from the sale of Hickory Ridge remained undistributed.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' (deficit) capital for 2001 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 17,343 units outstanding.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partners.

Other Reserves:

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 2001 was approximately $109,000, as compared to an increase of approximately $73,000 during 2000. These amounts were determined by considering changes in the balance of, receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued property taxes due to affiliate and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $157,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

At the time of the refinancing of the Governor's Park mortgage note payable in 1993, a General Reserve Account was established with the refinancing proceeds from Governor's Park. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) to the Governor's Park reserve account until it equals a minimum of $200 per apartment unit and a maximum of $400 per apartment unit or $37,600 to $75,000 in total. The balance in the reserve account at December 31, 2001, is approximately $76,000, which includes interest earned on these funds.

Investment Property:

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's property. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs:

Loan costs of approximately $197,000, net of accumulated amortization of approximately $162,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $66,000 and $68,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                              2001        2000
                                                               (in thousands)

Property management fees (included in operating
  expenses)                                                   $170        $209
Reimbursements for services of affiliates (included in
  general and administrative, operating expenses and
  investment properties)                                       398         137

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $170,000 and $209,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $398,000 and $136,000 for the year ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $265,000 for the year ended December 31, 2001. The construction management service fees are calculated based upon a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. There were no such costs during the year ended December 31, 2000.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $150,000 to cover operating expenses at Hickory Ridge Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2001. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,552 limited partnership units (the "Units") in the Partnership representing 60.84% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.84% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal      Monthly                             Principal
                         Balance At     Payment     Stated                   Balance
                        December 31,   Including   Interest   Maturity       Due At
                            2001       Interest      Rate       Date        Maturity
Property                     (in thousands)                              (in thousands)

Governor's Park
  Apartments
  1st mortgage (1)        $ 4,241            35     7.83%     10/15/03       $ 4,083
  2nd mortgage (1)            147             1     7.83%     10/15/03           147
                            4,388
Less unamortized
  discounts                   (31)
                          $ 4,357        $ 36                                $ 4,230

(1) Subsequent to December 31, 2001 these mortgages were refinanced. See "Note I" for further discussion.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental property and by pledge of revenues from the respective rental property. Prepayment penalties are required if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $    88
                               2003               4,300
                                                $ 4,388

Note D - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings           Cost
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description               Encumbrances      Land        Property        Acquisition
                         (in thousands)                                (in thousands)
Governor's Park
  Apartments                $ 4,388         $ 714        $ 6,496           $ 819



                             Gross Amount At Which Carried
                                  At December 31, 2001
                                     (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated    Date of      Date    Depreciation
Description        Land    Property    Total  Depreciation Construction Acquired  Life-Years

Governor's Park   $ 714     $7,315    $8,029     $4,070        1983     09/30/85     5-39


Reconciliation of "Real Estate and Accumulated Depreciation":


                                                  December 31,
                                              2001           2000
                                                 (in thousands)
Real Estate
Balance at beginning of year                $ 23,624       $ 22,834
  Property improvements                          427            882
  Sale of investment property                (16,022)            --
  Disposal of assets                              --            (92)
Balance at end of year                      $ 8,029        $ 23,624

Accumulated Depreciation
Balance at beginning of year                $ 12,377       $ 11,585
  Additions charged to expense                   577            840
  Sale of investment property                 (8,884)            --
  Disposal of assets                              --            (48)
Balance at end of year                      $ 4,070        $ 12,377


The aggregate cost of investment property for Federal income tax purposes at December 31, 2001 and 2000 is approximately $8,572,000 and $26,361,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000 is approximately $6,059,000 and $17,402,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2001         2000

Net income as reported                             $ 4,300       $ 315
Add (deduct):
   Depreciation differences                           (166)        (301)
   Unearned income                                     (16)          21
   Other                                               (45)        (208)
   Gain on sale of investment property               1,107           --

Federal taxable loss                               $ 5,180       $ (173)

Federal taxable loss per limited
   partnership unit                                $295.68      $ (9.86)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

               Net liabilities as reported            $ (270)
               Buildings                                 544
               Accumulated depreciation               (1,990)
               Syndication fees                        2,292
               Other                                     132

               Net assets - tax basis                 $ 708

Note F - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $86,000 (approximately $85,000 to the limited partners or $4.90 per limited partnership unit) from operations and approximately $4,809,000 to the limited partners ($277.29 per limited partnership unit) from the net proceeds of the sale of Hickory Ridge. The
Partnership also paid a distribution of previously undistributed refinance proceeds of approximately $567,000 ($32.69 per limited partnership unit) to the limited partners during the year ended December 31, 2001. During the year ended December 31, 2000, the Partnership paid a distribution from operations of approximately $200,000 (approximately $198,000 to the limited partners or $11.42 per limited partnership unit).

Note G - Casualty Gain

During the year ended December 31, 2000, a net casualty gain of approximately $81,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was the result of insurance proceeds of approximately $125,000 offset by the write-off of the net book value of damaged units of approximately $44,000. During the year ended December 31, 2001 an additional casualty gain of approximately $18,000 related to this fire was recorded. The additional gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. Since the related assets were written off during the year ended December 31, 2000 the entire proceeds were recognized as a gain.

Note H - Sale of Investment Property

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

Note I - Subsequent Event

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage balance of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March of 2022 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $45,000 and non-audit services (principally tax-related) of approximately $24,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                Name and Address           Number of Units   Percentage of Total

       Madison River Properties, LLC            2,180               12.57%
         (an affiliate of AIMCO)
       Cooper River Properties, LLC             1,450                8.36%
         (an affiliate of AIMCO)
       AIMCO Properties, L.P.                   6,675               38.49%
         (an affiliate of AIMCO)
       Insignia Properties, LP                    247                1.42%
          (an affiliate of AIMCO)

Insignia Properties, LP, Madison River Properties, LLC and Cooper River Properties, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, owns 6,675 Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees                                  $170       $209
Reimbursements for services of affiliates                  398        137

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $170,000 and $209,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $398,000 and $137,000 for the year ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $265,000 for the year ended December 31, 2001. The construction management service fees are calculated based upon a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. There were no such costs during the year ended December 31, 2000.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $150,000 to cover operating expenses at Hickory Ridge Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2001. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,552 limited partnership units (the "Units") in the Partnership representing 60.84% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.84% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10(iii)(k), Multifamily Note secured by a Mortgage or Deed of Trust dated February 6, 2002, between Governor's Park Apartments VII Limited Partnership and ARCS Commercial Mortgage Co., L.P. related to Governor's Park Apartments.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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


/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

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

10(i)             Contracts related to acquisition or sale of properties.

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

       (c) Purchase and Sale Contract for Hickory Ridge Apartments between Registrant and Harbor Group International, LLC. Incorporated by reference to Exhibit 10.28 to the Registrant's Current Report on Form 8-K dated July 16, 2001.

       (d) First Amendment to Purchase and Sale Contract for Hickory Ridge Apartments. Incorporated by reference to Exhibit
                  10.29 to the Registrant's Current Report on Form 8-K dated July 16, 2001.

       (e) Second Amendment to Purchase and Sale Contract for Hickory Ridge Apartments. Incorporated by reference to Exhibit
                  10.30 to the Registrant's Current Report on Form 8-K dated July 16, 2001.

       (f) Reinstatement and Amendment to Purchase and Sale Contract for Hickory Ridge Apartments. Incorporated by reference to
                  Exhibit 10.31 to the Registrant's Current Report on Form 8-K dated July 16, 2001.

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

       (c) First Deed of Trust Note dated December 31, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, relating to Governor's Park.**

       (d) Second Deed of Trust Note dated December 31, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, relating to Governor's Park.**

       (e) First Deed of Trust and Security Agreement between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

       (f) Second Deed of Trust and Security Agreement between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

       (g) First Collateral Assignment of Leases and Rents dated December 31, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

       (h) Second Collateral Assignment of Leases and Rents dated December 31, 1993 between Governor's Park Apartments VII Limited Partnership and Lexington Mortgage Company, a Virginia corporation, securing Governor's Park Apartments.**

                  **Filed as Exhibits 10(iii) (a) through (h) to Form 10-QSB for the quarter ended December 31, 1993 and incorporated herein by reference.

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

       (k) Multifamily Note secured by a Mortgage or Deed of Trust dated February 6, 2002, between Governor's Park Apartments VII Limited Partnership and ARCS Commercial Mortgage Co., L.P. related to Governor's Park Apartments.

21                Subsidiaries of the Registrant

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

                  ****Filed as Exhibits 28 (a) and (b) to Form 10-QSB dated December 31, 1993 and incorporated herein by reference.

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

                                                    FHLMC Loan No.: 002655888

                                MULTIFAMILY NOTE
                    (MULTISTATE - REVISION DATE 11-01-2000)
                          (Governor's Park Apartments )


US $6,990,000.00                                          as of February 6, 2002

      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership, the principal sum of Six Million Nine Hundred Ninety Thousand Dollars and No Cents (US $6,990,000.00), with interest on the unpaid principal balance at the annual rate of Seven and 12/100 percent (7.12 %).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of Fifty Four Thousand Six Hundred Ninety-Eight and 03/100 Dollars (US $54,698.03), shall be payable on the first day of each month beginning on April 1, 2002, until the entire unpaid principal balance evidenced by this Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c) under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying
(A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is one hundred eighty (180) months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 7.50% U.S. Treasury Security due November 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                        [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

     15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

     16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

     17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

     18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

      19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.


      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

      |X|     Exhibit A       Modifications to Multifamily Note



                  [Remainder of Page Intentionally Left Blank]

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                            BORROWER:

                            GOVERNORS PARK APARTMENTS VII LIMITED PARTNERSHIP, a South Carolina limited partnership

                             By: Shelter VII GP Limited Partnership, a South Carolina limited partnership, its general partner

                             By:   Shelter Realty VII Corporation, a
                                   South Carolina corporation, its
                                   general partner


                                                By:
                                                      Patti K. Fielding
                                                      Senior Vice President




                                   Borrower's Social Security/Employer ID Number



                     [Endorsement Appears on Following Page]

                              PAY TO THE ORDER OF __________________
                              WITHOUT RECOURSE, AS OF THE _____ DAY OF FEBRUARY, 2002.


                              ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership

                              By: ACMC Realty, Inc., a California corporation, its general partner


                                          By:
                                             Shelly Eisenberg
                                             Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following modifications are made to the text of the Multifamily Note that precedes this Exhibit A:

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

      So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

      The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.