Form 10QSB
period 2002-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2002-05-13
CIK 758009

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

                For the quarterly period ended March 31, 2002


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
                     (in thousands, except per unit data)

                                 March 31, 2002

Assets
   Cash and cash equivalents                                                $ 2,561
   Receivables and deposits                                                      23
   Other assets                                                                 310
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,333
                                                                8,047
      Less accumulated depreciation                            (4,128)        3,919
                                                                            $ 6,813

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 8
   Tenant security deposit liabilities                                           34
   Accrued property taxes                                                        64
   Other liabilities                                                            148
   Mortgage note payable                                                      6,990

Partners' Deficit
   General partners                                            $ (101)
   Limited partners (17,343 units issued and
      outstanding)                                               (330)         (431)
                                                                            $ 6,813

         See Accompanying Notes to Consolidated Financial Statements


b)

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                                                 Three Months Ended
                                                                       March 31,
                                                                2002           2001
Revenues:                                                                   (Restated)
  Rental income                                                 $ 381         $ 378
  Other income                                                      49            45
      Total revenues                                               430           423

Expenses:
  Operating                                                        126           110
  General and administrative                                        40            48
  Depreciation                                                      58            59
  Interest                                                         106            95
  Property taxes                                                    20            22
      Total expenses                                               350           334

Income before discontinued operations and extraordinary
  loss                                                              80            89
Loss from discontinued operations (Note E)                          --           (16)
Extraordinary loss on early extinguishment of debt                (241)           --

Net (loss) income                                              $ (161)         $ 73

Net (loss) income allocated to general partners (1%)            $ (2)          $ 1
Net (loss) income allocated to limited partners (99%)             (159)           72
                                                               $ (161)         $ 73

Per limited partnership unit:
  Income before discontinued operations and
    extraordinary loss                                         $ 4.55         $ 5.07
  Loss from discontinued operations                                 --         (0.92)
  Extraordinary loss                                            (13.72)           --
                                                               $ (9.17)       $ 4.15

Distributions per limited partnership unit                      $ --          $ 4.90

         See Accompanying Notes to Consolidated Financial Statements


c)

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' deficit at
   December 31, 2001                    17,343        $ (99)      $ (171)     $ (270)

Net loss for the three months
   ended March 31, 2002                     --            (2)        (159)      (161)

Partners' deficit at
   March 31, 2002                       17,343        $ (101)     $ (330)     $ (431)

         See Accompanying Notes to Consolidated Financial Statements

d)

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002         2001
Cash flows from operating activities:
  Net (loss) income                                                $ (161)       $ 73
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                       58          217
     Amortization of discounts and loan costs                            5           11
     Extraordinary loss on early extinguishment of debt                241           --
     Casualty gain                                                      --          (18)
     Change in accounts:
      Receivables and deposits                                          64           56
      Other assets                                                     (25)         (88)
      Accounts payable                                                 (11)         (43)
      Tenant security deposit liabilities                               (1)           6
      Accrued property taxes                                           (41)         (94)
      Other liabilities                                                 17            9
      Due to affiliates                                                 --            2
         Net cash provided by operating activities                     146          131

Cash flows from investing activities:
   Property improvements and replacements                              (18)        (173)
   Net withdrawals from restricted escrows                              76           --
   Net insurance proceeds                                               --           18
         Net cash provided by (used in) investing activities            58         (155)

Cash flows from financing activities:
   Repayment of mortgage notes payable                              (4,381)          --
   Advance from affiliate                                               --          150
   Proceeds from mortgage note payable                               6,990           --
   Payments on mortgage notes payable                                   (7)         (45)
   Loan costs paid                                                    (278)         (32)
   Debt extinguishment costs                                          (179)          --
   Distributions to partners                                            --          (86)
         Net cash provided by (used in) financing activities         2,145          (13)

Net increase (decrease) in cash and cash equivalents                 2,349          (37)
Cash and cash equivalents at beginning of period                       212          344
Cash and cash equivalents at end of period                         $ 2,561       $ 307

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $ 87         $ 164

         See Accompanying Notes to Consolidated Financial Statements


e)
                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge as loss from discontinued operations.

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

                                                           Three Months Ended
                                                                March 31,
                                                           2002        2001
                                                            (in thousands)
Net cash provided by operating activities                 $ 146       $ 131
  Payments on mortgage notes payable                          (7)       (45)
  Property improvements and replacements                     (18)      (173)
  Changes in restricted escrows                               76         --
  Changes in reserves for net operating
    liabilities                                                3        152
  Additional reserves                                       (200)       (65)

      Net cash used in operations                          $ --        $ --

The Corporate General Partner reserved an additional $200,000 and $65,000 at March 31, 2002 and 2001, respectively, to fund capital improvements and repairs at the Partnership's investment property.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $22,000 and $53,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $30,000 and $32,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancing of Mortgage Note Payable

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

Note E - Sale of Discontinued Operations

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the three months ended March 31, 2001. Included in this amount is approximately $648,000 of revenue generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.
Note F - Legal Proceedings (continued)

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2002 and 2001:

                                                             Average
                                                            Occupancy
Property                                                2002          2001

Governor's Park Apartments                              91%           93%
  Ft. Collins, Colorado

Results of Operations

The Partnership's net loss for the three months ended March 31, 2002 was approximately $161,000 compared to net income of approximately $73,000 for the corresponding period in 2001. The decrease in net income is due to the recognition of a loss on the early extinguishment of debt from the refinancing of the mortgage encumbering Governor's Park Apartments in 2002 and due to the sale of Hickory Ridge Apartments on July 16, 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge as loss from discontinued operations.

Excluding the loss on the early extinguishment of debt and the discontinued operations the income for the three months ended March 31, 2002 and 2001 was approximately $80,000 and $89,000, respectively. The decrease in income is due to an increase in total expenses. Total revenue remained relatively constant during the period. Total expenses increased due to an increase in interest and operating expenses. Interest expense increased due to the refinancing of the mortgage encumbering Governor's Park Apartments. Operating expenses increased due to an increase in legal fees.

Included in general and administrative expense for the three months ended March 31, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $2,561,000 compared to approximately $307,000 at March 31, 2001. Cash and cash equivalents increased approximately $2,349,000 for the three months ended March 31, 2002 from the Partnership's year end due to approximately $2,145,000, $146,000 and $58,000 of cash provided by financing, operating and investing activities, respectively. Cash provided by financing activities consisted primarily of proceeds from refinancing of Governor's Park Apartments offset by the repayment of the mortgage notes encumbering Governor's Park Apartments, the payment of debt extinguishment and loan costs, and principal payments on the mortgage encumbering Governor's Park Apartments. Cash provided by investing activities consisted of net withdrawals from restricted escrows offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Registrant's property are detailed below.

Governor's Park Apartments: The Partnership has budgeted approximately $66,000 for the year 2002 for capital improvements, consisting primarily of parking area improvements and floor covering and appliance replacements. The Partnership completed approximately $18,000 in capital expenditures at Governor's Park Apartments during the three months ending March 31, 2002, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from operations and replacement reserves.

The additional capital improvements planned for 2002 at the Partnership's property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,990,000 is amortized over 240 months and matures on March 15, 2022 at which time it will be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                                   Per Limited                       Per Limited
               Three Months Ended  Partnership   Three Months Ended  Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --             $ 86            $ 4.90

Subsequent to March 31, 2002, the Partnership declared and paid a distribution to the limited partners of approximately $2,080,000. Of this, approximately $1,442,000 (or $83.15 per limited partnership unit) was from the refinancing proceeds of Governor's Park and approximately $638,000 (or $36.79 per limited partnership unit) was from additional sales proceeds of Hickory Ridge. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,554 limited partnership units (the "Units") in the Partnership representing 60.86% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.86% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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