Form 10QSB
period 2002-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2002-08-14
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $  235
   Receivables and deposits                                                     234
   Restricted escrows                                                            14
   Other assets                                                                 298
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,342
                                                                8,056
      Less accumulated depreciation                            (4,187)        3,869
                                                                            $ 4,650

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 20
   Tenant security deposit liabilities                                           37
   Accrued property taxes                                                        44
   Other liabilities                                                            165
   Mortgage note payable                                                      6,950

Partners' Deficit
   General partners                                            $ (101)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,465)       (2,566)
                                                                            $ 4,650

         See Accompanying Notes to Consolidated Financial Statements


                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                          2002           2001           2002          2001
Revenues:                                             (Restated)                   (Restated)
  Rental income                           $ 379          $ 372          $ 760         $ 750
  Other income                                55             43            104            88
       Total revenues                        434            415            864           838

Expenses:
  Operating                                  141            118            267           228
  General and administrative                 138             62            178           110
  Depreciation                                59             61            117           120
  Interest                                   128             95            234           190
  Property taxes                              23             24             43            46
  Loss on early extinguishment
    of debt                                   --             --            241            --
       Total expenses                        489            360          1,080           694

(Loss) income from continuing
  operations                                 (55)            55           (216)          144
Loss from discontinued
  operations                                  --            (34)            --           (50)

Net (loss) income                         $ (55)         $ 21          $ (216)        $ 94

Net (loss) income allocated to
  general partners (1%)                   $ (1)          $ --           $ (2)          $ 1
Net (loss) income allocated to
  limited partners (99%)                     (54)            21           (214)           93

                                          $ (55)         $ 21          $ (216)        $ 94
Per limited partnership unit:
  (Loss) income from continuing
    operations                           $ (3.11)       $ 3.17         $(12.34)      $ 8.24
  Loss from discontinued
    operations                                --          (1.96)            --         (2.88)

Net (loss) income                        $ (3.11)       $ 1.21         $(12.34)      $ 5.36

Distributions per limited
  partnership unit                       $119.93        $ 4.61         $119.93       $ 9.51

         See Accompanying Notes to Consolidated Financial Statements


                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         17,343          $ 2        $17,343    $17,345

Partners' deficit at
   December 31, 2001                   17,343         $ (99)      $ (171)     $ (270)

Distributions to partners                  --             --       (2,080)    (2,080)

Net loss for the six months
   ended June 30, 2002                     --             (2)        (214)      (216)

Partners' deficit at
   June 30, 2002                       17,343         $ (101)     $(2,465)   $(2,566)

         See Accompanying Notes to Consolidated Financial Statements


                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002        2001
Cash flows from operating activities:
  Net (loss) income                                                $ (216)      $ 94
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     117          436
     Amortization of discounts and loan costs                           8           34
     Loss on early extinguishment of debt                             241           --
     Casualty gain                                                     --          (18)
     Change in accounts:
      Receivables and deposits                                       (147)          (8)
      Other assets                                                    (16)         (37)
      Accounts payable                                                  1          (24)
      Tenant security deposit liabilities                               2            6
      Accrued property taxes                                          (61)         (45)
      Other liabilities                                                34            6
         Net cash (used in) provided by operating activities          (37)         444

Cash flows from investing activities:
  Property improvements and replacements                              (27)        (228)
  Insurance proceeds received                                          --           18
  Net withdrawals from (deposits to) restricted escrows                62           (1)
         Net cash provided by (used in) investing activities           35         (211)

Cash flows from financing activities:
  Repayments of mortgage notes payable                             (4,381)          --
  Payments on mortgage notes payable                                  (47)        (104)
  Proceeds from mortgage note payable                               6,990           --
  Distributions to partners                                        (2,080)        (166)
  Debt extinguishment cost                                           (179)          --
  Loan costs paid                                                    (278)         (32)
         Net cash provided by (used in) financing activities           25         (302)

Net increase (decrease) in cash and cash equivalents                   23          (69)
Cash and cash equivalents at beginning of period                      212          344
Cash and cash equivalents at end of period                         $ 235        $ 275

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 212        $ 367


         See Accompanying Notes to Consolidated Financial Statements


                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge as loss from discontinued operations.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Governor's Park (see "Note D") in operations rather than as an extraordinary item.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "net cash (used in) provided by operating activities" in the accompanying consolidated statements of cash flows to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                              Six Months Ended
                                                                   June 30,
                                                            2002           2001
                                                               (in thousands)
Net cash (used in) provided by operating activities         $ (37)        $ 444
   Payments on mortgage notes payable                          (47)        (104)
   Property improvements and replacements                      (27)        (228)
   Change in restricted escrows, net                            62           (1)
   Changes in reserves for net operating
    liabilities                                                187          102
   Additional reserves                                        (138)        (213)

      Net cash from operations                              $ --          $ --

The Corporate General Partner reserved an additional $138,000 and $213,000 at June 30, 2002 and 2001, respectively, to fund capital improvements and repairs at the Partnership's investment property and two investment properties, respectively.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $43,000 and $107,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $60,000 and $74,000 for the six months ended June 30, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancing of Mortgage Note Payable

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage balance of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March 2022 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

Note E - Sale of Discontinued Operations

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the three and six months ended June 30, 2001. Included in this amount is approximately $587,000 and $1,235,000 of revenue generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2002 and 2001:

                                                             Average
                                                            Occupancy
Property                                                2002          2001

Governor's Park Apartments                              92%           92%
  Ft. Collins, Colorado

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2002 was approximately $55,000 and $216,000, respectively, as compared to net income of approximately $21,000 and $94,000, respectively, for the corresponding period in 2001. The decrease in net income for the three and six month periods is due to an increase in total expenses offset by an increase in total revenues. This decrease was slightly offset by the sale of Hickory Ridge Apartments on July 16, 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge as loss from discontinued operations.

Excluding the discontinued operations, the loss from continuing operations for the six months ended June 30, 2002 was approximately $216,000 compared to income from continuing operations of approximately $144,000 for the six months ended June 30, 2001 and the loss for the three months ended June 30, 2002 was approximately $55,000 compared to income from continuing operations of approximately $55,000 for the three months ended June 30, 2001. The decrease in income is due to an increase in total expenses and the recognition of a loss on the early extinguishment of debt from the refinancing of the mortgage encumbering Governor's Park Apartments, partially offset by an increase in total revenues. Total expenses increased due to an increase in operating, interest and general and administrative expenses. Operating expenses increased due to an increase in some utility costs and an increase in professional fees. General and administrative expenses increased due to an increase in taxes, fees and licenses. Interest expense increased due to the refinancing of the mortgage encumbering Governor's Park Apartments.

Total revenues increased for the three and six months ended June 30, 2002 due to an increase in rental income and other income. Rental income increased primarily due to a decrease in concessions and special promotions. Other income increased due to an increase in tenant and utility related reimbursements and fees.

Included in general and administrative expense for the three and six months ended June 30, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $235,000 compared to approximately $275,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $23,000 since the Partnership's year end is due to approximately $35,000 and $25,000 of cash provided by investing and financing activities, respectively, partially offset by approximately $37,000 of cash used in operating activities. Cash provided by financing activities consisted primarily of proceeds from the refinancing of Governor's Park Apartments offset by the repayment of the mortgage notes encumbering Governor's Park Apartments, the payment of debt extinguishment and loan costs, principal payments on the mortgage encumbering Governor's Park Apartments, and distributions to the partners. Cash provided by investing activities consisted of net withdrawals from restricted escrows, partially offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments: The Partnership has budgeted approximately $66,000 for the year 2002 for capital improvements, consisting primarily of parking area improvements and appliance and floor covering replacements. The Partnership completed approximately $27,000 in capital expenditures at Governor's Park Apartments during the six months ended June 30, 2002, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from operations and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital improvements planned for 2002 at the Partnership's property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $6,950,000 is amortized over 240 months and matures March 15, 2022 at which time it will be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                                           Per Limited                    Per Limited
                         Six Months Ended  Partnership Six Months Ended   Partnership
                           June 30, 2002      Unit       June 30, 2001       Unit

Operations                     $ --           $ --           $ 86           $ 4.90
Refinancing proceeds           1,442           83.14            80            4.61
Sale proceeds                    638           36.79            --              --
                              $2,080         $119.93         $ 166          $ 9.51

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,774 limited partnership units (the "Units") in the Partnership representing 62.12% of the outstanding units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $87.00 per Unit expired. Pursuant to this offer, AIMCO acquired 205 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.12% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Amended and Restated Certificate and Agreement of Limited Partnership (Exhibit A to the Prospectus included in Registrant's Amendment No. 1 to Registration Statement, filed March 18, 1985 (File No. 2-94604), is incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP


                                    By:   Shelter Realty VII Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.