Form 10QSB
period 2002-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2002-11-13
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  114
   Receivables and deposits                                                      11
   Restricted escrows                                                            27
   Other assets                                                                 290
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,371
                                                                8,085
      Less accumulated depreciation                            (4,241)        3,844
                                                                            $ 4,286

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 13
   Tenant security deposit liabilities                                           35
   Accrued property taxes                                                        65
   Other liabilities                                                            168
   Mortgage note payable                                                      6,910

Partners' Deficit
   General partners                                            $ (100)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,805)       (2,905)
                                                                            $ 4,286

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                             2002           2001          2002          2001
Revenues:                                                (Restated)                  (Restated)
  Rental income                             $ 382          $ 384         $ 1,142       $ 1,134
  Other income                                  40             62            144           150
       Total revenues                          422            446          1,286         1,284

Expenses:
  Operating                                    119            136            386           364
  General and administrative                    33             58            211           168
  Depreciation                                  54             55            171           175
  Interest                                     125            112            359           302
  Property taxes                                22             22             65            68
  Loss on early extinguishment
    of debt                                     --             --            241            --
       Total expenses                          353            383          1,433         1,077

Income (loss) from continuing
  operations                                    69             63           (147)          207
Loss from discontinued operations               --            (68)            --          (118)
Gain on sale of discontinued
  operations                                    --          4,173             --         4,173

Net income (loss)                            $ 69         $ 4,168        $ (147)       $ 4,262

Net income (loss) allocated to
  general partners (1%)                      $ 1            $ 42          $ (1)         $ 43
Net income (loss) allocated to
  limited partners (99%)                        68          4,126           (146)        4,219

                                             $ 69         $ 4,168        $ (147)       $ 4,262
Per limited partnership unit:
  Income (loss) from continuing
    operations                              $ 3.92         $ 3.58        $ (8.42)      $ 11.82
  Loss from discontinued operations             --          (3.86)            --         (6.74)
  Gain on sale of discontinued
    operations                                  --         238.19             --        238.19

Net income (loss)                           $ 3.92        $237.91        $ (8.42)      $243.27

Distributions per limited
  partnership unit                         $ 23.53        $274.47        $143.46       $283.98

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         17,343          $ 2        $17,343    $17,345

Partners' deficit at
   December 31, 2001                   17,343         $ (99)      $ (171)     $ (270)

Distributions to partners                  --             --       (2,488)    (2,488)

Net loss for the nine months
   ended September 30, 2002                --             (1)        (146)      (147)

Partners' deficit at
   September 30, 2002                  17,343         $ (100)     $(2,805)   $(2,905)

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2002        2001
Cash flows from operating activities:
  Net (loss) income                                                $ (147)     $ 4,262
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     171          519
     Amortization of discounts and loan costs                          10           55
     Loss on early extinguishment of debt                             241            7
     Gain on sale of discontinued operations                           --       (4,173)
     Casualty gain                                                     --          (18)
     Change in accounts:
      Receivables and deposits                                         76          134
      Other assets                                                    (10)          36
      Accounts payable                                                 (6)         (65)
      Tenant security deposit liabilities                              --          (54)
      Accrued property taxes                                          (40)        (164)
      Other liabilities                                                37          (17)
         Net cash provided by operating activities                    332          522

Cash flows from investing activities:
  Property improvements and replacements                              (56)        (473)
  Insurance proceeds received                                          --           18
  Net withdrawals from restricted escrows                              49            3
  Net proceeds from sale of investment property                        --       11,333
         Net cash (used in) provided by investing activities           (7)      10,881

Cash flows from financing activities:
  Repayments of mortgage notes payable                             (4,381)      (5,990)
  Payments on mortgage notes payable                                  (87)        (139)
  Proceeds from mortgage note payable                               6,990           --
  Distributions to partners                                        (2,488)      (4,926)
  Advance from affiliate                                               --          150
  Payments on advance from affiliate                                   --         (150)
  Debt extinguishment cost                                           (179)          --
  Loan costs paid                                                    (278)         (32)
         Net cash used in financing activities                       (423)     (11,087)

Net (decrease) increase in cash and cash equivalents                  (98)         316
Cash and cash equivalents at beginning of period                      212          344
Cash and cash equivalents at end of period                         $ 114        $ 660

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 335        $ 509

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge as loss from discontinued operations due to the sale of Hickory Ridge in July 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Governor's Park (see "Note D") in operations rather than as an extraordinary item.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                              Nine Months Ended
                                                               September 30,
                                                             2002          2001
                                                               (in thousands)
Net cash provided by operating activities                   $ 332         $ 522
   Payments on mortgage notes payable                          (87)        (139)
   Property improvements and replacements                      (56)        (473)
   Change in restricted escrows, net                            49            3
   Changes in reserves for net operating
    liabilities                                                (57)         130
   Additional reserves                                        (181)         (43)

      Net cash from operations                              $ --          $ --

The Corporate General Partner reserved an additional $181,000 and $43,000 at September 30, 2002 and 2001, respectively, to fund capital improvements and repairs at the Partnership's investment property and two investment properties, respectively.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $66,000 and $139,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations, respectively.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $89,000 and $367,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $265,000 for the nine months ended September 30, 2001. The construction management service fees are calculated based on a percentage of additions to the investment properties. No construction services fees were paid in 2002.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $150,000 to cover operating expenses at Hickory Ridge Apartments. The entire balance was repaid during the nine months ended September 30, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the nine months ended September 30, 2001. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note E - Sale of Discontinued Operations

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the three and nine months ended September 30, 2001. Included in this amount is approximately $69,000 and $1,304,000 of revenue generated by the property.

Also included in "Loss from discontinued operations" is a net casualty gain of approximately $18,000. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. The related assets were written off during the year ended December 31, 2000; therefore, the entire proceeds were recognized as a gain.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2002 and 2001:

                                               Average
                                              Occupancy
Property                                 2002           2001

Governor's Park Apartments               94%             92%
  Ft. Collins, Colorado

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2002 was approximately $147,000 as compared to net income of approximately $4,262,000 for the nine months ended September 30, 2001. The Partnership's net income for the three months ended September 30, 2002 was approximately $69,000 as compared to net income of approximately $4,168,000 for the three months ended September 30, 2001. The decrease in net income for both the nine and three months ended September 30, 2002 is due to a decrease in total revenue offset slightly by the loss from discontinued operations. For the nine months ended September 30, 2002, an increase in total expenses contributed to the decrease in net income.
Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge as loss from discontinued operations.

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. As a result of the sale, the operations of the property are being shown as "Loss from discontinued operations" for the three and nine months ended September 30, 2001. Included in this amount is approximately $69,000 and $1,304,000 of revenue generated by the property.

Excluding the discontinued operations, the income for the three months ended September 30, 2002 was approximately $69,000 compared to income of approximately $63,000 for the three months ended September 30, 2001. The loss from continuing operations for the nine months ended September 30, 2002 was approximately $147,000, compared to income of approximately $207,000 for the nine months ended September 30, 2001. The increase in net income for the three month period is due to a decrease in total expenses offset by a decrease in total revenues. The decrease in net income for the nine months ended September 30, 2002 is due to an increase in total expenses. Total revenue for the nine month period remained relatively constant. The decrease in total revenue for the three and nine month periods is due to the decrease in average rental rates at Governor's Park Apartments.

Total expenses decreased for the three month period due to decreases in operating and general and administrative expense, offset by an increase in interest expense. Operating expense decreased due to decreases in salaries and bonuses. General and administrative expenses decreased due to a decrease in professional fees. Interest expense increased due to the refinancing of the mortgage encumbering Governor's Park Apartments in February 2002. Total expenses increased for the nine month period due to increases in general and administrative and interest expenses and due to the recognition of a loss on early extinguishment of debt from the refinancing of Governor's Park Apartments. General and administrative expenses increased due to an increase in taxes, fees, and licenses. Interest expense increased as discussed above.

Included in general and administrative expense for the three and nine months ended September 30, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $114,000 compared to approximately $660,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $98,000 since the Partnership's year end is due to approximately $332,000 of cash provided by operating activities offset by approximately $7,000 and $423,000 of cash used in investing activities and financing activities, respectively. Cash used in financing activities consisted primarily of proceeds from the refinancing of Governor's Park Apartments offset by the repayment of the mortgage notes encumbering Governor's Park Apartments, the payment of debt extinguishment and loan costs, principal payments on the mortgage encumbering Governor's Park Apartments, and distributions to the partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Governor's Park Apartments: The Partnership has budgeted approximately $74,000 for the year 2002 for capital improvements, consisting primarily of parking area improvements and appliance and floor covering replacements. The Partnership completed approximately $56,000 in capital expenditures at Governor's Park Apartments during the nine months ended September 30, 2002, consisting primarily of parking area improvements, miniblinds, and floor covering and appliance replacements. These improvements were funded from operations and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital improvements planned for 2002 at the Partnership's property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $6,910,000 is amortized over 240 months and matures March 15, 2022 at which time it will be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                    September 30, 2002      Unit     September 30, 2001       Unit

Operations                 $ --             $ --            $ 86             $ 4.90
Refinancing
  proceeds                 1,850 (1)       106.67             474 (2)         27.33
Sale proceeds
  (3)                        638            36.79           4,366            251.75
                          $2,488          $143.46          $4,926           $283.98

(1) From the refinancing of Governor's Park Apartments in February 2002.

(2) From the refinancing proceeds of Hickory Ridge.

(3) From the sale of Hickory Ridge in July 2001.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,779 limited partnership units (the "Units") in the Partnership representing 62.15% of the outstanding units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP


                                    By:   Shelter Realty VII Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties VII Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    VII Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties VII Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Shelter Realty VII Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.