Form 10KSB
period 2002-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2003-03-28
CIK 758009

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $1,666,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership acquired two existing apartment properties and a newly constructed apartment property during 1985 in its acquisition phase. The Partnership continues to own and operate one of these properties. See "Item 2. Description of Property".

Commencing March 18, 1985 the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 40,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on November 5, 1985. Upon termination of the offering, the Partnership had accepted subscriptions for 17,343 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $17,343,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make any additional capital contributions.

The Partnership has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in a property:


                                   Date of
Property                           Purchase       Type of Ownership           Use

Governor's Park Apartments         09/30/85  Fee ownership, subject to   Apartment
  Ft. Collins, Colorado                      first and second            188 units
                                             mortgages (1)

     (1) Property is held by a Limited Partnership which the Partnership owns a 99.99% interest in.

During the year ended December 31, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge Apartments as discontinued operations.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis as of December 31, 2002.


                            Gross
                           Carrying    Accumulated                          Federal
Property                    Value     Depreciation     Rate     Method     Tax Basis
                               (in thousands)                           (in thousands)
Governor's Park
  Apartments               $ 8,097       $ 4,297     5-39 yrs     S/L       $ 2,256

See "Note A" to the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.


                         Principal                                           Principal
                         Balance At      Stated                               Balance
                        December 31,    Interest     Period     Maturity       Due At
Property                    2002          Rate     Amortized      Date        Maturity
                       (in thousands)                                      (in thousands)
Governor's Park
  Apartments
  1st mortgage             $6,868        7.12%     240 months   03/01/22      $     0

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

Schedule of Rental Rates and Occupancy

Average   annual   rental  rates  and  occupancy  for  2002  and  2001  for  the
Partnership's property are as follows:

                                       Average Annual                 Average
                                        Rental Rates                 Occupancy
                                         (per unit)
 Property                           2002           2001           2002      2001

 Governor's Park Apartments       $ 8,702         $ 9,109         92%        92%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for the property were:

                                            2002            2002
                                           Billing          Rate
                                       (in thousands)

       Governor's Park Apartments           $ 81            8.72%

Capital Improvements

Governor's Park Apartments: The Partnership completed approximately $68,000 in capital expenditures at Governor's Park, consisting primarily of floor covering replacements, appliances, miniblinds, and parking area upgrades. Those improvements were funded from operating cash and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $56,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units"), including 100 Units purchased by the Corporate General Partner for proceeds aggregating $17,343,000. The Partnership currently has 700 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner owned 10,779 Units or approximately 62.15% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001.


                                        Per Limited                        Per Limited
                        Year Ended      Partnership       Year Ended       Partnership
                    December 31, 2002       Unit      December 31, 2001       Unit

Operations                 $ --             $ --             $ 86            $ 4.90
Refinancing
  proceeds                 1,850 (1)       106.67             567 (2)          32.69
Sale proceeds
  (3)                        638            36.79            4,809            277.29
                          $2,488          $143.46           $5,462           $314.88

(1) From the refinancing of Governor's Park Apartments in February 2002.

(2) From the previously undistributed refinancing proceeds of Hickory Ridge.

(3) From the sale of Hickory Ridge Apartments in July 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,779 limited partnership units (the "Units") in the Partnership representing 62.15% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2002 was approximately $119,000 compared to net income of approximately $4,300,000, for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 was due to the gain on the sale of Hickory Ridge Apartments recognized in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge Apartments as discontinued operations.

On July 16, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. As a result of the sale, the operations of the property are being shown as "discontinued operations" for the year ended December 31, 2001. Included in this amount is approximately $1,304,000 of revenue generated by the property.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 145, "Recession of FASB Statements No, 4, 44 and 64. SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying consolidated statement of operations have been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt in "loss from discontinued operations".

During the year ended December 31, 2000, a net casualty gain of approximately $81,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was the result of insurance proceeds of approximately $125,000 offset by the write-off of the net book value of damaged units of approximately $44,000. During the year ended December 31, 2001 an additional casualty gain of approximately $18,000 related to this fire was recorded. The additional gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. Since the related assets were written off during the year ended December 31, 2000 the entire proceeds were recognized as a gain, which is included in "Loss from discontinued operations" at December 31, 2001.

Excluding the discontinued operations, the loss from operations for the year ended December 31, 2002 was approximately $119,000 compared to income of approximately $262,000 for the year ended December 31, 2001. The decrease in income from continuing operations is due to an increase in total expenses and a decrease in total revenues. The decrease in total revenue is due to the decreases in rental income and other income. The decrease in rental income is due to the decrease in average rental rates at Governor's Park Apartments. Other income decreased due to a decrease in interest income. Interest income decreased due to lower cash balances maintained in interest bearing accounts.

Total expenses increased for the year ended December 31, 2002 due to an increase in interest expense and the recognition of a loss on early extinguishment of debt from the refinancing of the mortgage encumbering Governor's Park Apartments. Interest expense increased due to the higher debt balance as a result of the refinancing of the mortgage encumbering Governor's Park Apartments in February 2002.

Included in general and administrative expense for the years ended December 31, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $115,000 compared to approximately $212,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $97,000 since December 31, 2001 is due to approximately $465,000 and $32,000 of cash used in financing and investing activities, respectively, offset by approximately $400,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the repayment of the mortgage note encumbering Governor's Park Apartments, the payment of debt extinguishment and loan costs, principal payments on the mortgage encumbering Governor's Park Apartments, and distributions to partners partially offset by proceeds from the refinancing of Governor's Park Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the registrant and to comply with Federal, state, and local legal an regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $56,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March of 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.


The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,868,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001.


                                        Per Limited                        Per Limited
                        Year Ended      Partnership       Year Ended       Partnership
                    December 31, 2002       Unit      December 31, 2001       Unit

Operations                 $ --             $ --             $ 86            $ 4.90
Refinancing
  proceeds                 1,850 (1)       106.67             567 (2)          32.69
Sale proceeds
  (3)                        638            36.79            4,809            277.29
                          $2,488          $143.46           $5,462           $314.88

(1) From the refinancing of Governor's Park Apartments in February 2002.

(2) From the previously undistributed refinancing proceeds of Hickory Ridge.

(3) From the sale of Hickory Ridge Apartments in July 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,779 limited partnership units (the "Units") in the Partnership representing 62.15% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" and No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $  115
   Receivables and deposits                                                      32
   Restricted escrows                                                            40
   Other assets                                                                 276
   Investment properties (Note C and D):
      Land                                                     $  714
      Buildings and personal property                           7,383
                                                                8,097
      Less accumulated depreciation                            (4,297)        3,800
                                                                            $ 4,263

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                        $ 6
      Tenant security deposit liabilities                                        31
      Accrued property taxes                                                     87
      Other liabilities                                                         148
      Mortgage note payable (Note C)                                          6,868

Partners' Deficit
   General partners                                            $ (100)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,777)       (2,877)
                                                                            $ 4,263

            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                            Years Ended December 31,
                                                              2002            2001
                                                                           (Restated)
Revenues:
  Rental income                                              $ 1,486        $ 1,523
  Other income                                                   180            203
      Total revenues                                           1,666          1,726

Expenses:
  Operating                                                      487            496
  General and administrative                                     261            249
  Depreciation                                                   227            233
  Interest                                                       485            394
  Property taxes                                                  84             92
  Loss on early extinguishment of debt
    (Note C)                                                     241             --
      Total expenses                                           1,785          1,464

(Loss) income from continuing operations                        (119)           262

Loss from discontinued operations                                 --           (135)
Gain on sale of discontinued operations                           --          4,173

      Net (loss) income                                      $ (119)        $ 4,300

Net (loss) income allocated to general partners (1%)          $ (1)           $ 43
Net (loss) income allocated to limited partners (99%)           (118)         4,257

      Net income                                             $ (119)        $ 4,300

Per limited partnership unit:
  (Loss) income from continuing operations                   $ (6.80)       $ 14.95
  Loss from discontinued operations                               --          (7.76)
  Gain on sale of discontinued operations                         --         238.27

      Net (loss) income                                      $ (6.80)       $245.46

Distributions per limited partnership unit                   $143.46        $314.88

            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            17,343        $ 2       $17,343    $17,345

Partners' (deficit) capital at
  December 31, 2000                       17,343         (141)      1,033        892

Distributions paid to partners                --           (1)     (5,461)    (5,462)

Net income for the year ended
  December 31, 2001                           --           43       4,257      4,300

Partners' deficit at
  December 31, 2001                       17,343          (99)       (171)      (270)

Distributions paid to partners                --           --      (2,488)    (2,488)

Net loss for the year ended
  December 31, 2002                           --           (1)       (118)      (119)

Partners' deficit at
  December 31, 2002                       17,343       $ (100)    $(2,777)   $(2,877)


            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended December 31,
                                                                       2002          2001
Cash flows from operating activities:
  Net (loss) income                                                   $ (119)      $ 4,300
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                         227           577
     Amortization of discounts and loan costs                              13            62
     Gain on sale of discontinued operations                               --        (4,173)
     Casualty gain                                                         --           (18)
     Bad debt                                                              --           105
     Loss on early extinguishment of debt                                 241             7
     Change in accounts:
      Receivables and deposits                                             55            10
      Other assets                                                          1            42
      Accounts payable                                                    (13)          (79)
      Tenant security deposits liabilities                                 (4)          (57)
      Accrued taxes                                                       (18)         (121)
      Other liabilities                                                    17            (9)
          Net cash provided by operating activities                       400           646

Cash flows from investing activities:
  Property improvements and replacements                                  (68)         (487)
  Net insurance proceeds                                                   --            18
  Net receipts from restricted escrows                                     36             2
  Net proceeds on sale of investment property                              --        11,333
          Net cash (used in) provided by investing activities             (32)       10,866

Cash flows from financing activities:
  Proceeds from mortgage note payable                                   6,990            --
  Debt extinguishment cost                                               (179)           --
  Payments on mortgage notes payable                                     (129)         (160)
  Repayment of mortgage note payable                                   (4,381)       (5,990)
  Distributions to partners                                            (2,488)       (5,462)
  Advances from affiliate                                                  --           150
  Payments on advances from affiliate                                       --         (150)
  Loan costs paid                                                        (278)          (32)
          Net cash used in financing activities                          (465)      (11,644)

Net decrease in cash and cash equivalents                                 (97)         (132)
Cash and cash equivalents at beginning of year                            212           344

Cash and cash equivalents at end of year                               $ 115        $ 212

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 458        $ 595

            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                     Notes to Consolidated Financial Statements

                                December 31, 2002


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

Principles of Consolidation:

The Partnership's financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty VII Corporation. Shelter Realty VII Corporation may be removed by the Partnership; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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


                                                         Years Ended December 31,
                                                             2002          2001
                                                              (in thousands)

Net cash provided by operating activities                   $ 400         $ 646
  Property improvements and replacements                       (68)         (487)
  Payments on mortgage notes payable                          (129)         (160)
  Changes in reserves for net operating liabilities            (38)          109
  Changes in restricted escrows, net                            36             2
  Additional reserves                                         (201)         (110)

   Net cash from operations                                  $ --          $ --

The Corporate General Partner reserved approximately $201,000 and $110,000 at December 31, 2002 and 2001, respectively, to fund capital improvements and repairs at its remaining property.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' (deficit) capital for 2002 and 2001 was allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit was computed by dividing the net income (loss) allocated to the limited partners by 17,343 units outstanding.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partners.

Other Reserves:

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 2002 was approximately $38,000, as compared to an increase of approximately $109,000 during 2001. These amounts were determined by considering changes in the balance of, receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued property taxes due to affiliate and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $61,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

Approximately $40,000 of replacement reserves is on deposit with the mortgage holder, as required by the mortgage agreement.

Investment Property:

Investment property consists of an apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Corporate General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $14,000 in 2002 compared to 2001.

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

Loan Costs:

Loan Costs of approximately $275,000, net of accumulated amortization of approximately $10,000, are included in other assets and are being amortized over the life of the loan. Amortization expense was approximately $13,000 for the year ended December 31, 2002 and is included in interest expense. Amortization expense is expected to be approximately $14,000 for each of the years 2003 through 2007.

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

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over 30 days. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $24,000 and $26,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge Apartments as discontinued operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with an early adoption option. The
Partnership adopted SFAS 145 effective April 1, 2002. The accompanying consolidated statements of operations include a loss on early extinguishments of debt of approximately $241,000, which is included in operations for the year ended December 31, 2002.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $170,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and discontinued operations.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $105,000 and $398,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $265,000 for the year ended December 31, 2001. No construction management fees were paid during 2002. The construction management service fees are calculated based upon a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $150,000 to cover operating expenses at Hickory Ridge Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2001. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,779 limited partnership units (the "Units") in the Partnership representing 62.15% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                         Principal      Monthly                             Principal
                         Balance At     Payment     Stated                   Balance
                        December 31,   Including   Interest   Maturity       Due At
                            2002       Interest      Rate       Date        Maturity
Property                     (in thousands)                              (in thousands)

Governor's Park
  Apartments
  1st mortgage            $ 6,868         $ 55      7.12%     03/01/22        $ --

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the rental property. Prepayment penalties are required if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003              $ 173
                               2004                 186
                               2005                 199
                               2006                 214
                               2007                 230
                            Thereafter          $ 5,866
                               Total            $ 6,868

Note D - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings           Cost
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description               Encumbrances      Land        Property        Acquisition

Governor's Park
  Apartments                $ 6,868         $ 714        $ 6,496           $ 887


                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)


                           Buildings
                          And Related
                           Personal           Accumulated    Date of      Date    Depreciation
Description        Land    Property    Total  Depreciation Construction Acquired  Life-Years

Governor's Park   $ 714     $7,383    $8,097     $4,297        1983     09/30/85     5-39

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                  December 31,
                                              2002           2001
                                                 (in thousands)
Real Estate
Balance at beginning of year                $ 8,029        $ 23,624
  Property improvements                           68            427
  Sale of investment property                     --        (16,022)
Balance at end of year                      $ 8,097         $ 8,029

Accumulated Depreciation
Balance at beginning of year                $ 4,070        $ 12,377
  Additions charged to expense                   227            577
  Sale of investment property                     --         (8,884)
Balance at end of year                      $ 4,297         $ 4,070

The aggregate cost of investment property for Federal income tax purposes at December 31, 2002 and 2001 is approximately $8,641,000 and $8,572,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001 is approximately $6,385,000 and $6,059,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2002         2001

Net (loss) income as reported                       $ (119)     $ 4,300
Add (deduct):
   Depreciation differences                            (99)        (166)
   Unearned income                                      12          (16)
   Other                                               (46)         (45)
   Gain on sale of investment property                  --        1,107

Federal taxable (loss) income                       $ (252)     $ 5,180

Federal taxable loss per limited
   partnership unit                                $(14.36)     $295.68

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

               Net liabilities as reported           $(2,877)
               Buildings                                 544
               Accumulated depreciation               (2,089)
               Syndication fees                        2,292
               Other                                      98

               Net assets - tax basis                $(2,032)

Note F - Sale of Investment Property

During the year ended December 31, 2001, the Partnership sold Hickory Ridge Apartments to an unrelated third party for net proceeds of approximately $11,333,000 after payment of closing costs. The Partnership realized a gain of approximately $4,173,000 as a result of the sale. The Partnership used approximately $5,990,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs and mortgage discount being written off. In accordance with SFAS 144, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Hickory Ridge Apartments as discontinued operations. Included in this amount is approximately $1,304,000 of revenue generated by the property.

Note G - Casualty Gain

During the year ended December 31, 2000, a net casualty gain of approximately $81,000 was recognized at Hickory Ridge Apartments. The casualty gain related to a fire that damaged 5 apartment units in May 2000. The gain was the result of insurance proceeds of approximately $125,000 offset by the write-off of the net book value of damaged units of approximately $44,000. During the year ended December 31, 2001 an additional casualty gain of approximately $18,000 related to this fire was recorded. The additional gain was a result of final insurance proceeds of approximately $18,000 received in February 2001. Since the related assets were written off during the year ended December 31, 2000 the entire proceeds were recognized as a gain, which is included in "Loss from discontinued operations" at December 31, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Partnership has no officers or directors. The Corporate General Partner is Shelter Realty VII Corporation. The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $32,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2002.

                Name and Address           Number of Units   Percentage of Total

       Madison River Properties, LLC            2,180               12.57%
         (an affiliate of AIMCO)
       Cooper River Properties, LLC             1,450                8.36%
         (an affiliate of AIMCO)
       AIMCO Properties, L.P.                   6,902               39.80%
         (an affiliate of AIMCO)
       Insignia Properties, LP                    247                1.42%
          (an affiliate of AIMCO)

Insignia Properties, LP, Madison River Properties, LLC and Cooper River Properties, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, owns 6,902 Units.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $170,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and discontinued operations.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $105,000 and $398,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $265,000 for the year ended December 31, 2001. No construction management fees were paid during 2002. The construction management service fees are calculated based upon a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership $150,000 to cover operating expenses at Hickory Ridge Apartments. The entire balance was repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2001. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,779 limited partnership units (the "Units") in the Partnership representing 62.15% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index Attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.


Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties VII Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    VII  Corporation,  equivalent  of the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties VII Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

     (d)  Certification of Chief Executive Officer and Chief Financial Officer

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.