Form 10QSB
period 2003-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2003-05-14
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14369


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                  $  98
   Receivables and deposits                                                      13
   Restricted escrows                                                            49
   Other assets                                                                 271
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,401
                                                                8,115
      Less accumulated depreciation                            (4,353)        3,762
                                                                            $ 4,193

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 5
   Tenant security deposit liabilities                                           31
   Accrued property taxes                                                        62
   Other liabilities                                                            142
   Mortgage note payable                                                      6,826

Partners' Deficit
   General partners                                            $ (100)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,773)       (2,873)
                                                                            $ 4,193

                   See Accompanying Notes to Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                 Three Months Ended
                                                                       March 31,
                                                                2003           2002
Revenues:                                                                   (Restated)
  Rental income                                                 $ 321         $ 381
  Other income                                                      34            49
      Total revenues                                               355           430

Expenses:
  Operating                                                        109           126
  General and administrative                                        43            40
  Depreciation                                                      56            58
  Interest                                                         126           106
  Property taxes                                                    17            20
  Loss on early extinguishment of debt                              --           241
      Total expenses                                               351           591

Net  income (loss)                                               $ 4          $ (161)

Net income(loss) allocated to general partners (1%)             $ --           $ (2)
Net income(loss) allocated to limited partners (99%)                 4          (159)
                                                                 $ 4          $ (161)

Income (loss) per limited partnership unit                     $ 0.23        $ (9.17)

                   See Accompanying Notes to Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' deficit at
   December 31, 2002                    17,343        $ (100)     $(2,777)   $(2,877)

Net income for the three months
   ended March 31, 2003                     --            --            4          4

Partners' deficit at
   March 31, 2003                       17,343        $ (100)     $(2,773)   $(2,873)

                   See Accompanying Notes to Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net income (loss)                                                  $ 4        $ (161)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                       56           58
     Amortization of loan costs                                          3            5
     Loss on early extinguishment of debt                               --          241
     Change in accounts:
      Receivables and deposits                                          19           64
      Other assets                                                       2          (25)
      Accounts payable                                                  (1)         (11)
      Tenant security deposit liabilities                               --           (1)
      Accrued property taxes                                           (25)         (41)
      Other liabilities                                                 (6)          17
         Net cash provided by operating activities                      52          146

Cash flows from investing activities:
   Property improvements and replacements                              (18)         (18)
   Net (deposits to) withdrawals from restricted escrows                (9)          76
         Net cash (used in) provided by investing activities           (27)          58

Cash flows from financing activities:
   Repayment of mortgage notes payable                                  --       (4,381)
   Proceeds from mortgage note payable                                  --        6,990
   Payments on mortgage notes payable                                  (42)          (7)
   Loan costs paid                                                      --         (278)
   Debt extinguishment costs                                            --         (179)
         Net cash (used in) provided by financing activities           (42)       2,145

Net (decrease) increase in cash and cash equivalents                   (17)       2,349
Cash and cash equivalents at beginning of period                       115          212
Cash and cash equivalents at end of period                          $ 98        $ 2,561

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $ 122        $ 87

                   See Accompanying Notes to Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with an early adoption option. The
Partnership adopted SFAS 145 effective April 1, 2002. The accompanying consolidated statements of operations include a loss on early extinguishment of debt of approximately $241,000, which is included in operations for the three months ended March 31, 2002.

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

                                                            Three Months Ended
                                                                March 31,
                                                            2003            2002
                                                              (in thousands)
Net cash provided by operating activities                  $ 52             $ 146
  Payments on mortgage notes payable                         (42)               (7)
  Property improvements and replacements                     (18)              (18)
  Changes in restricted escrows                               (9)               76
  Changes in reserves for net operating liabilites
    liabilities                                               11                 3
  Additional reserves                                         --              (200)

      Net cash used in operations                          $ (6)            $ --

For the three months ended March 31, 2003, the Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $6,000 to fund continuing capital improvement needs in order for the property to remain competitive. The Corporate General Partner reserved an additional $200,000 at March 31, 2002, to fund capital improvements and repairs at the Partnership's investment property.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $17,000 and $22,000 for the three months ended March 31, 2003 and 2002, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $30,000 for each of the three months ended March 31, 2003 and 2002, which is included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $20,000 and $25,000, respectively.

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

Note E- Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2003 and 2002:

                                                             Average
                                                            Occupancy
Property                                                2003          2002

Governor's Park Apartments                              85%           91%
  Ft. Collins, Colorado

The Corporate General Partner attributes the decrease in occupancy to military deployments, unemployment in the area and low mortgages rates that encourage home ownership.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 was approximately $4,000 compared to a net loss of approximately $161,000 for the corresponding period in 2002. The increase in net income was due to a decrease in total expenses slightly offset by a decrease in total revenue. Total revenue decreased due to a decrease in rental income. Rental income decreased due to the decrease in occupancy and average rental rates at Governor's Park Apartments.

Total expenses decreased due to the recognition of a loss on the early extinguishment of debt from the refinancing of the mortgage encumbering Governor's Park Apartments in 2002 partially offset by an increase in interest expense. Interest expense increased due to the higher debt balance on Governor's Park Apartments.

Included in general and administrative expense for the three months ended March 31, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Registrant had cash and cash equivalents of approximately $98,000 compared to approximately $2,561,000 at March 31, 2002. Cash and cash equivalents decreased approximately $17,000 for the three months ended March 31, 2003 from the Partnership's year end due to approximately $42,000 and $27,000 of cash used in financing and investing activities, respectively, offset by approximately $52,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor's Park Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Governor's Park Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $18,000 of capital improvements at Governor's Park Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $48,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet, appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements planned for 2003 at the Partnership's property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,826,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2003 and 2002.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,779 limited partnership units (the "Units") in the Partnership representing 62.15% of the outstanding units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weakness exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit  99,  Certification  Pursuant  to 18 U.S.C.  Section
                  1350,   as  Adopted   Pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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



                                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP


                                    By:   Shelter Realty VII Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: May 14, 2003

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
VII;


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


Date:  May 14, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Angeles Realty
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
VII;


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


Date:  May 14, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.