Form 10QSB
period 2003-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2003-11-13
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                  $  56
   Receivables and deposits                                                      14
   Restricted escrows                                                            71
   Other assets                                                                 313
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,465
                                                                8,179
      Less accumulated depreciation                            (4,465)        3,714
                                                                            $ 4,168

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 4
   Tenant security deposit liabilities                                           30
   Accrued property taxes                                                        65
   Other liabilities                                                            163
   Due to affiliates                                                             17
   Mortgage note payable                                                      6,740

Partners' Deficit
   General partners                                            $ (100)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,751)       (2,851)
                                                                            $ 4,168

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months Ended            Nine Months Ended
                                              September 30,                September 30,
                                          2003           2002           2003          2002
Revenues:
  Rental income                           $ 378          $ 382          $ 998        $ 1,142
  Other income                                30             40            108           144
       Total revenues                        408            422          1,106         1,286

Expenses:
  Operating                                  154            119            382           386
  General and administrative                  18             33             97           211
  Depreciation                                55             54            168           171
  Interest                                   121            125            371           359
  Property taxes                              22             22             62            65
  Loss on early extinguishment
    of debt                                   --             --             --           241
       Total expenses                        370            353          1,080         1,433

Net income (loss)                         $ 38           $ 69           $ 26         $ (147)

Net income (loss) allocated to
  general partners (1%)                   $ --            $ 1           $ --          $ (1)
Net income (loss) allocated to
  limited partners (99%)                      38             68             26          (146)

                                          $ 38           $ 69           $ 26         $ (147)

Net income (loss) per limited
  partnership unit                       $ 2.19         $ 3.92         $ 1.50        $ (8.42)

Distributions per limited
  partnership unit                        $ --          $ 23.53         $ --         $143.46

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' deficit at
   December 31, 2002                    17,343        $ (100)     $(2,777)   $(2,877)

Net income for the nine months
   Ended September 30, 2003                 --            --           26         26

Partners' deficit at
   September 30, 2003                   17,343        $ (100)     $(2,751)   $(2,851)

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2003        2002
Cash flows from operating activities:
  Net income (loss)                                                 $ 26       $ (147)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     168          171
     Amortization of discounts and loan costs                           8           10
     Loss on early extinguishment of debt                              --          241
     Change in accounts:
      Receivables and deposits                                         18           76
      Other assets                                                    (45)         (10)
      Accounts payable                                                 (2)          (6)
      Tenant security deposit liabilities                              (1)          --
      Accrued property taxes                                          (22)         (40)
      Due to affiliates                                                17           --
      Other liabilities                                                15           37
         Net cash provided by operating activities                    182          332

Cash flows from investing activities:
  Property improvements and replacements                              (82)         (56)
  Net (deposits to) withdrawals from restricted escrows               (31)          49
         Net cash used in investing activities                       (113)          (7)

Cash flows from financing activities:
  Repayments of mortgage notes payable                                 --       (4,381)
  Payments on mortgage notes payable                                 (128)         (87)
  Proceeds from mortgage note payable                                  --        6,990
  Distributions to partners                                            --       (2,488)
  Debt extinguishment cost                                             --         (179)
  Loan costs paid                                                      --         (278)
         Net cash used in financing activities                       (128)        (423)

Net decrease in cash and cash equivalents                             (59)         (98)
Cash and cash equivalents at beginning of period                      115          212
Cash and cash equivalents at end of period                          $ 56        $ 114

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 364        $ 335

            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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
                                                              Nine Months Ended
                                                                September 30,
                                                               2003       2002
                                                                (in thousands)
Net cash provided by operating activities                    $ 182        $ 332
  Payments on mortgage notes payable                           (128)        (87)
  Property improvements and replacements                        (82)        (56)
  Changes in restricted escrows                                 (31)         49
  Changes in reserves for net operating liabilites
    liabilities                                                  20         (57)
  Additional reserves                                            --        (181)

Net cash used in operations                                  $ (39)        $ --

For the nine months ended September 30, 2003, the Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $39,000 to fund continuing capital improvement needs in order for the property to remain competitive. The Corporate General Partner reserved an additional $181,000 at September 30, 2002, to fund capital improvements and repairs at the Partnership's investment property.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $55,000 and $66,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $76,000 and $89,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses. At September 30, 2003, approximately $17,000 is due to the Corporate General Partner and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $20,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note E- Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2003 and 2002:

                                                             Average
                                                            Occupancy
Property                                                2003          2002

Governor's Park Apartments                              89%           94%
  Ft. Collins, Colorado

The Corporate General Partner attributes the decrease in occupancy to military deployments, unemployment in the area and low mortgages rates that encourage home ownership.

Results of Operations

The Partnership's net income for the three months ended September 30, 2003 was approximately $38,000 compared to net income of approximately $69,000 for the corresponding period in 2002. The Partnership's net income for the nine months ended September 30, 2003 was approximately $26,000 compared to a net loss of approximately $147,000 for the corresponding period in 2002. The decrease in net income for the three month period is due to a decrease in total revenue and an increase in total expenses. The decrease in net loss for the nine month period is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues decreased for the three and nine months ended September 30, 2003 due to decreases in rental income and other income. Rental income decreased due to decreases in occupancy and average rental rates and an increase in concessions at Governor's Park Apartments. Other income decreased due to a decrease in fees charged at the investment property.

Total expenses for the three months ended September 30, 2003 increased due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Total expenses for the nine months ended September 30, 2003 decreased due to a decrease in general and administrative expenses and due to the recognition in 2002 of a loss on early extinguishment of debt from the refinancing of Governor's Park Apartments. Operating expenses for the three month period increased due to an increase in contract labor and a decrease in the capitalization of certain payroll related costs at the investment property.

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

General and administrative expense for both periods decreased due to the decrease in reimbursements paid to the Corporate General Partner. Included in general and administrative expense for the three and nine months ended September 30, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $56,000 compared to approximately $114,000 at September 30, 2002. Cash and cash equivalents decreased approximately $59,000 for the nine months ended September 30, 2003 due to approximately $128,000 and $113,000 of cash used in financing and investing activities, respectively, offset by approximately $182,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor's Park Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $82,000 of capital improvements at Governor's Park Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $13,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet, appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements planned for 2003 at the Partnership's property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,740,000 encumbering Governor's Park Apartments is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                         Per Limited                       Per Limited
                     Nine Months Ended   Partnership  Nine Months Ended    Partnership
                     September 30, 2003     Unit      September 30, 2002       Unit

Refinancing (1)             $ --            $ --            $1,850           $106.67
Sale proceeds (2)              --              --              638             36.79
                            $ --            $ --            $2,488           $143.46

(1) Proceeds  from the  refinancing  of Governor's  Park  Apartments in February
    2002.

(2) Proceeds from the sale of Hickory Ridge Apartments in July 2001.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,779 limited partnership units (the "Units") in the Partnership representing 62.15% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 13, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 6,564 Units for a purchase price of $27.34 per Unit. Such offer expires on December 12, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.