Form 10KSB
period 2003-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2004-03-26
CIK 758009

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,474,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

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

The offering terminated on November 5, 1985. Upon termination of the offering, the Partnership had accepted subscriptions for 17,343 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $17,343,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make, any additional capital contributions.

The Partnership has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believe that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment in a property:

                                     Date of
Property                           Purchase       Type of Ownership           Use

Governor's Park Apartments         09/30/85  Fee ownership, subject to   Apartment
  Ft. Collins, Colorado                      first mortgage (1)          188 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis as of December 31, 2003.

                            Gross
                           Carrying    Accumulated                          Federal
Property                    Value     Depreciation     Rate     Method     Tax Basis
                               (in thousands)                           (in thousands)
Governor's Park
  Apartments               $ 8,202       $ 4,522     5-39 yrs     S/L       $ 2,027

See "Note A" to the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                        Principal                                           Principal
                       Balance At      Stated                                Balance
                      December 31,    Interest     Period     Maturity       Due At
Property                  2003          Rate      Amortized     Date      Maturity (1)
                     (in thousands)                                      (in thousands)
Governor's Park
  Apartments
  1st mortgage           $ 6,695        7.12%    240 months   03/01/22        $ --

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park Apartments. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

Schedule of Rental Rates and Occupancy

Average   annual   rental  rates  and  occupancy  for  2003  and  2002  for  the
Partnership's property are as follows:

                                       Average Annual              Average
                                        Rental Rates              Occupancy
                                         (per unit)
 Property                           2003           2002         2003        2002

 Governor's Park Apartments       $ 8,448         $ 8,702       90%          92%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for the property were:

                                            2003            2003
                                           Billing          Rate
                                       (in thousands)

       Governor's Park Apartments           $ 71            8.8%

Capital Improvements

Governor's Park Apartments: The Partnership completed approximately $105,000 in capital expenditures at Governor's Park Apartments, consisting primarily of appliance and floor covering replacements and miniblind installations. Those improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $103,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units"), including 100 Units purchased by the Corporate General Partner for proceeds aggregating $17,343,000. The Partnership currently has 671 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner owned 11,129 Units or approximately 64.17% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (in thousands, except per unit data).

                                        Per Limited                        Per Limited
                        Year Ended      Partnership       Year Ended       Partnership
                    December 31, 2003       Unit      December 31, 2002       Unit

Refinancing
  proceeds                 $ --             $ --            $1,850 (1)       $106.67
Sale proceeds                 --               --              638 (2)         36.79
                           $ --             $ --            $2,488           $143.46

(1) From the refinancing of Governor's Park Apartments in February 2002.

(2) From the sale of Hickory Ridge Apartments in July 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,129 limited partnership units (the "Units") in the Partnership representing 64.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $93,000 compared to net loss of approximately $119,000 for the year ended December 31, 2002. The decrease in net loss for the year ended December 31, 2003 is due to a decrease in total expenses offset by a decrease in total revenue.

Total revenue decreased for the year ended December 31, 2003 due to decreases in rental and other income. Rental income decreased due to decreases in the average occupancy and average annual rental rates at the property and an increase in concessions and special promotions. Other income decreased due to decreases in late charges and other fees and utility reimbursements.

Total expenses decreased due to the recognition in 2002 of a loss on early extinguishment of debt from the refinancing of Governor's Park Apartments (as discussed in Liquidity and Capital Resources) and a decrease in general and administrative expenses.

General and administrative expenses decreased for the year ended December 31, 2003 due to decreases in management reimbursements paid to the Corporate General Partner, as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $74,000 compared to approximately $115,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $41,000 since December 31, 2002 is due to approximately $173,000 and $150,000 of cash used in financing and investing activities, respectively, offset by approximately $282,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor's Park Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the registrant and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be approximately $103,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park Apartments. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March of 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $6,695,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (in thousands, except per unit data).

                                        Per Limited                        Per Limited
                        Year Ended      Partnership       Year Ended       Partnership
                    December 31, 2003       Unit      December 31, 2002       Unit

Refinancing
  proceeds                 $ --             $ --            $1,850 (1)       $106.67
Sale proceeds                 --               --              638 (2)         36.79
                           $ --             $ --            $2,488           $143.46

(1) From the refinancing of Governor's Park Apartments in February 2002.

(2) From the sale of Hickory Ridge Apartments in July 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,129 limited partnership units (the "Units") in the Partnership representing 64.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

             Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                        /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                  $ 74
   Receivables and deposits                                                      19
   Restricted escrows                                                            85
   Other assets                                                                 287
   Investment property (Notes C and D):
      Land                                                     $ 714
      Buildings and personal property                           7,488
                                                                8,202
      Less accumulated depreciation                            (4,522)        3,680
                                                                            $ 4,145

Liabilities and Partners' Deficit

Liabilities
      Tenant security deposit liabilities                                     $ 27
      Accrued property taxes                                                     71
      Other liabilities                                                         136
      Mortgage note payable (Note C)                                          6,695

Partners' Deficit
   General partners                                            $ (99)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,685)       (2,784)
                                                                            $ 4,145

        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                              2003            2002
Revenues:
  Rental income                                              $ 1,335        $ 1,486
  Other income                                                   139            180
      Total revenues                                           1,474          1,666

Expenses:
  Operating                                                      504            487
  General and administrative                                      88            261
  Depreciation                                                   225            227
  Interest                                                       497            485
  Property taxes                                                  67             84
  Loss on early extinguishment of debt (Note C)                   --            241
      Total expenses                                           1,381          1,785

Net income (loss) (Note E)                                    $ 93           $ (119)

Net income (loss) allocated to general partners (1%)           $ 1            $ (1)
Net income (loss) allocated to limited partners (99%)             92           (118)

                                                              $ 93           $ (119)

Net income (loss) per limited partnership unit               $ 5.30         $ (6.80)

Distributions per limited partnership unit                    $ --          $143.46

See Accompanying Notes to Consolidated Financial Statements

                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            17,343        $ 2       $17,343    $17,345

Partners' deficit at
  December 31, 2001                       17,343          (99)       (171)      (270)

Distributions paid to partners                --           --      (2,488)    (2,488)

Net loss for the year ended
  December 31, 2002                           --           (1)       (118)      (119)

Partners' deficit at
  December 31, 2002                       17,343         (100)     (2,777)    (2,877)

Net income for the year ended
  December 31, 2003                           --            1          92         93

Partners' deficit at
  December 31, 2003                       17,343       $ (99)     $(2,685)   $(2,784)

See Accompanying Notes to Consolidated Financial Statements

                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Years Ended December 31,
                                                                       2003          2002
Cash flows from operating activities:
  Net income (loss)                                                    $ 93         $ (119)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                         225          227
     Amortization of discounts and loan costs                              14           13
     Loss on early extinguishment of debt                                  --          241
     Change in accounts:
      Receivables and deposits                                             13           55
      Other assets                                                        (25)           1
      Accounts payable                                                     (6)         (13)
      Tenant security deposit liabilities                                  (4)          (4)
      Accrued taxes                                                       (16)         (18)
      Other liabilities                                                   (12)          17
          Net cash provided by operating activities                       282          400

Cash flows from investing activities:
  Property improvements and replacements                                 (105)         (68)
  Net (deposits to) withdrawals from restricted escrows                   (45)          36
          Net cash used in investing activities                          (150)         (32)

Cash flows from financing activities:
  Proceeds from mortgage note payable                                      --        6,990
  Debt extinguishment cost                                                 --         (179)
  Payments on mortgage note payable                                      (173)        (129)
  Repayment of mortgage note payable                                       --       (4,381)
  Distributions to partners                                                --       (2,488)
  Loan costs paid                                                          --         (278)
          Net cash used in financing activities                          (173)        (465)

Net decrease in cash and cash equivalents                                 (41)         (97)
Cash and cash equivalents at beginning of year                            115          212

Cash and cash equivalents at end of year                               $ 74         $ 115

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 484        $ 458

See Accompanying Notes to Consolidated Financial Statements

                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                 Notes to Consolidated Financial Statements

                                December 31, 2003


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

                                                        Years Ended December 31,
                                                             2003          2002
                                                              (in thousands)

Net cash provided by operating activities                   $ 282         $ 400
  Property improvements and replacements                      (105)         (68)
  Payments on mortgage notes payable                          (173)        (129)
  Changes in reserves for net operating liabilities             50          (38)
  Changes in restricted escrows, net                           (45)          36
  Additional reserves                                           (9)        (201)
Net cash from operations                                     $ --          $ --

For the years ended December 31, 2003 and 2002, the Corporate General Partner reserved approximately $9,000 and $201,000, respectively, to fund capital improvements and repairs at the Partnership's property.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income
(loss) as shown in the statement of operations and changes in partners' deficit for 2003 and 2002 was allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit was computed by dividing the net income (loss) allocated to the limited partners by 17,343 units outstanding.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partners.

Other Reserves:

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 2003 was approximately $50,000, compared to the decrease of approximately $38,000 during 2002. These amounts were determined by considering changes in the balance of, receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes due to affiliate and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $67,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

Approximately $85,000 of replacement reserves is on deposit with the mortgage holder, as required by the mortgage agreement.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Loan Costs:

Loan Costs of approximately $275,000, net of accumulated amortization of approximately $24,000, are included in other assets and are being amortized over the life of the loan. Amortization expense was approximately $14,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively, and is included in interest expense. Amortization expense is expected to be approximately $14,000 for each of the years 2004 through 2008.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's debt at the Partnership's incremental borrowing rate is approximately $7,216,000.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $27,000 and $24,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $84,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $56,000 and $105,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003, a receivable from an affiliate of the Corporate General Partner for the overpayment of 2003 accountable administrative expenses of approximately $4,000 is included in receivables and deposits on the accompanying consolidated balance sheet. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note F").

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $20,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,129 limited partnership units (the "Units") in the Partnership representing 64.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of mortgage notes payable are as follows:

                         Principal      Monthly                             Principal
                         Balance At     Payment     Stated                   Balance
                        December 31,   Including   Interest   Maturity       Due At
                            2003       Interest      Rate       Date        Maturity
Property                     (in thousands)                              (in thousands)

Governor's Park
  Apartments
  1st mortgage            $ 6,695         $ 55      7.12%     03/01/22        $ --

On February 8, 2002, the Partnership refinanced the mortgage encumbering Governor's Park Apartments. The refinancing replaced the first mortgage of approximately $4,234,000 and the second mortgage of approximately $147,000 with a new mortgage of $6,990,000. The new mortgage carries a stated interest rate of 7.12% compared to the 7.83% interest rate on the old mortgages. Principal and interest payments on the mortgage of approximately $55,000 are due monthly until the loan matures in March 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $278,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $241,000 due to the write-off of unamortized loan costs and debt discount and prepayment penalties.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the rental property. Prepayment penalties are required if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 186
                               2005                 199
                               2006                 214
                               2007                 230
                               2008                 247
                            Thereafter          $ 5,619
                               Total            $ 6,695

Note D - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings      Cost
                                                       and Related  Capitalized
                                                        Personal   Subsequent to
Description               Encumbrances      Land        Property    Acquisition

Governor's Park
  Apartments                $ 6,695         $ 714        $ 6,496       $ 992


                             Gross Amount At Which Carried
                                  At December 31, 2003
                                     (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated    Date of      Date    Depreciation
Description        Land    Property    Total  Depreciation Construction Acquired  Life-Years

Governor's Park   $ 714     $7,488    $8,202     $4,522        1983     09/30/85     5-39

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                  December 31,
                                              2003           2002
                                                 (in thousands)
Real Estate
Balance at beginning of year                $ 8,097         $ 8,029
  Property improvements                         105              68
Balance at end of year                      $ 8,202         $ 8,097

Accumulated Depreciation
Balance at beginning of year                $ 4,297         $ 4,070
  Additions charged to expense                  225             227
Balance at end of year                      $ 4,522         $ 4,297

The aggregate cost of investment property for Federal income tax purposes at December 31, 2003 and 2002 is approximately $8,746,000 and $8,641,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $6,719,000 and $6,385,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):

                                                     2003         2002

Net income (loss) as reported                        $ 93        $ (119)
Add (deduct):
   Depreciation differences                           (109)         (99)
   Unearned income                                       6           12
   Other                                               (37)         (46)

Federal taxable loss                                $ (47)       $ (252)

Federal taxable loss per limited
   partnership unit                                $ (2.68)     $(14.36)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

               Net liabilities as reported           $(2,784)
               Buildings                                 544
               Accumulated depreciation               (2,197)
               Syndication fees                        2,292
               Other                                      66

               Net liabilities - tax basis           $(2,079)

Note F - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Corporate General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the Corporate General Partner of approximately $47,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Corporate General Partner for the year ended December 31, 2003 were approximately $55,000, as compared to the estimated management reimbursements to the Corporate General Partner for the nine months ended September 30, 2003 of approximately $76,000.

Note G - Legal Proceedings

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The Corporation General Partner is Shelter Realty VII Corporation. The names and ages of, as well as the positions and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

                Name and Address           Number of Units   Percentage of Total

       Madison River Properties, LLC            2,180               12.57%
         (an affiliate of AIMCO)
       Cooper River Properties, LLC             1,450                8.36%
         (an affiliate of AIMCO)
       AIMCO Properties, L.P.                   7,252               41.82%
         (an affiliate of AIMCO)
       AIMCO IPLP, L.P.                           247                1.42%
          (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.), Madison River Properties, LLC and Cooper River Properties, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, owns 7,252 Units.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $84,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $56,000 and $105,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003, a receivable from an affiliate of the Corporate General Partner for the overpayment of 2003 accountable administrative expenses of approximately $4,000 is included in receivables and deposits on the accompanying consolidated balance sheet. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $20,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,129 limited partnership units (the "Units") in the Partnership representing 64.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index Attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 and $31,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $10,000 and $16,000, respectively.

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


                                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP


                                    By:   Shelter Realty VII Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 26, 2004


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 26, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 26, 2004
Thomas M. Herzog              Chief Accounting Officer

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

10(i)(b)          Purchase  Agreement  dated January 14, 1985,  between  NFC/TDM
                  Joint Venture and U.S. Shelter Corporation to acquire Governor's Park Apartments. [Filed as Exhibit 10(F) to Post-Effective Amendment No. 2 of Registration Statement No. 2-94604 of the Registrant filed June 27, 1985 and incorporated herein by reference].

10(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.). [Filed with Amendment No. 1 of Registration Statement, No. 2-94604 of Registrant filed March 18, 1985 and incorporated herein by reference].

10(iii)           Contracts related to refinancing of debt:

 2.1(k) Multifamily Note secured by a Mortgage or Deed of Trust dated February 6, 2002, between Governor's Park Apartments VII Limited Partnership and ARCS Commercial Mortgage Co., L.P. related to Governor's Park Apartments.

22                Subsidiaries of the Registrant

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date:  March 26, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  Shelter  Realty VII
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 26, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Shelter  Realty VII  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.