Form 10QSB
period 2004-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2004-05-14
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                  $ 54
   Receivables and deposits                                                      32
   Restricted escrows                                                            81
   Other assets                                                                 305
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,508
                                                                8,222
      Less accumulated depreciation                            (4,579)        3,643
                                                                            $ 4,115

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 55
   Tenant security deposit liabilities                                           27
   Accrued property taxes                                                        53
   Other liabilities                                                            120
   Mortgage note payable                                                      6,650

Partners' Deficit
   General partners                                             $ (99)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,691)       (2,790)
                                                                            $ 4,115


        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                2004           2003
Revenues:
  Rental income                                                 $ 314         $ 321
  Other income                                                      31            34
      Total revenues                                               345           355

Expenses:
  Operating                                                        129           109
  General and administrative                                        22            43
  Depreciation                                                      57            56
  Interest                                                         123           126
  Property taxes                                                    20            17
      Total expenses                                               351           351

Net (loss) income                                               $ (6)          $ 4

Net (loss) income allocated to general partners (1%)            $ --           $ --
Net (loss) income allocated to limited partners (99%)               (6)            4
                                                                $ (6)          $ 4

Net (loss) income per limited partnership unit                 $ (0.35)       $ 0.23


        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' deficit at
  December 31, 2003                     17,343        $ (99)      $(2,685)   $(2,784)

Net loss for the three months
  ended March 31, 2004                      --            --           (6)        (6)

Partners' deficit at
  March 31, 2004                        17,343        $ (99)      $(2,691)   $(2,790)


        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net (loss) income                                                 $ (6)         $ 4
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                       57           56
     Amortization of loan costs                                          3            3
     Change in accounts:
      Receivables and deposits                                         (13)          19
      Other assets                                                     (21)           2
      Accounts payable                                                  55           (1)
      Accrued property taxes                                           (18)         (25)
      Other liabilities                                                (16)          (6)
         Net cash provided by operating activities                      41           52

Cash flows from investing activities:
   Property improvements and replacements                              (20)         (18)
   Net withdrawals from (deposits to) restricted escrows                 4           (9)
         Net cash used in investing activities                         (16)         (27)

Cash flows used in financing activities:
   Payments on mortgage note payable                                   (45)         (42)

Net decrease in cash and cash equivalents                              (20)         (17)
Cash and cash equivalents at beginning of period                        74          115
Cash and cash equivalents at end of period                          $ 54         $ 98

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $ 120        $ 122

        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                            Three Months Ended
                                                                  March 31,
                                                           2004             2003
                                                              (in thousands)
Net cash provided by operating activities                  $ 41            $ 52
  Payments on mortgage note payable                          (45)           (42)
  Property improvements and replacements                     (20)           (18)
  Changes in restricted escrows                                4             (9)
  Changes in reserves for net operating
    liabilities                                               13             11

      Net cash used in operations                          $ (7)          $ (6)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $17,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $14,000 and $30,000, respectively, for the three months ended March 31, 2004 and 2003, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $14,000. The Partnership was charged approximately $20,000 for 2003.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that is not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2004 and 2003:

                                                             Average
                                                            Occupancy
Property                                                2004          2003

Governor's Park Apartments                              87%           85%
  Ft. Collins, Colorado

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environments of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $6,000 compared to net income of approximately $4,000 for the same period in 2003. The decrease in net income for the three month period is due to a decrease in total revenues. Total expenses remained constant for both periods.

Total revenues decreased for the three months ended March 31, 2004 due to a decrease in rental income. Rental income decreased due to a decrease in the average rental rate at Governor's Park Apartments partially offset by an increase in occupancy.

Total expenses remained relatively constant despite an increase in total operating expenses which was offset by a decrease in general and administrative expenses. Operating expenses increased principally due to increases in property and maintenance expenses. Property expense increased due to an increase in payroll and related benefits at the property. Maintenance expense increased due to an increase in contract labor.

General and administrative expense decreased for the three month period due to the decrease in management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $54,000 compared to approximately $98,000 at March 31, 2003. Cash and cash equivalents decreased approximately $20,000 for the three months ended March 31, 2004 due to approximately $45,000 and $16,000 of cash used in financing and investing activities, respectively, offset by approximately $41,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor's Park Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $20,000 of capital improvements at
Governor's Park Apartments consisting of the installation of fire safety equipment and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $83,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements planned for 2004 at the Partnership's property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $6,650,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2004 and 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,174 limited partnership units (the "Units") in the Partnership representing 64.43% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.43% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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


Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.