Form 10QSB
period 2004-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2004-08-13
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements



                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                  $ 51
   Receivables and deposits                                                      53
   Restricted escrows                                                            85
   Other assets                                                                 289
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,631
                                                                8,345
      Less accumulated depreciation                            (4,637)        3,708
                                                                            $ 4,186

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 75
   Tenant security deposit liabilities                                           32
   Accrued property taxes                                                        36
   Other liabilities                                                            152
   Due to affiliates (Note C)                                                   120
   Mortgage note payable                                                      6,604

Partners' Deficit
   General partners                                             $ (99)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,734)       (2,833)
                                                                            $ 4,186

        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                          2004           2003           2004          2003
Revenues:
  Rental income                           $ 307          $ 299          $ 621         $ 620
  Other income                                34             44             65            78
       Total revenues                        341            343            686           698

Expenses:
  Operating                                  158            119            287           228
  General and administrative                  26             36             48            79
  Depreciation                                58             57            115           113
  Interest                                   122            124            245           250
  Property taxes                              20             23             40            40
       Total expenses                        384            359            735           710

Net loss                                  $ (43)         $ (16)         $ (49)        $ (12)

Net loss allocated to general
  partners (1%)                           $ --           $ --           $ --          $ --
Net loss allocated to limited
  partners (99%)                             (43)           (16)           (49)          (12)

                                          $ (43)         $ (16)         $ (49)        $ (12)

Net loss per limited partnership
  unit                                   $ (2.48)       $ (0.92)       $ (2.83)      $ (0.69)


        See Accompanying Notes to Consolidated Financial Statements

                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' deficit at
  December 31, 2003                     17,343        $ (99)      $(2,685)   $(2,784)

Net loss for the six months
  ended June 30, 2004                       --            --          (49)       (49)

Partners' deficit at
  June 30, 2004                         17,343        $ (99)      $(2,734)   $(2,833)


        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                     2004        2003
Cash flows from operating activities:
  Net loss                                                         $ (49)       $ (12)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     115          113
     Amortization of loan costs                                         7            7
     Change in accounts:
      Receivables and deposits                                        (34)           7
      Other assets                                                     (9)         (17)
      Accounts payable                                                 75            3
      Tenant security deposit liabilities                               5           (1)
      Accrued property taxes                                          (35)         (43)
      Other liabilities                                                16           28
      Due to affiliates                                                14           --
         Net cash provided by operating activities                    105           85

Cash flows from investing activities:
  Property improvements and replacements                             (143)         (44)
  Net deposits to restricted escrows                                   --          (17)
         Net cash used in investing activities                       (143)         (61)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (91)         (85)
  Advances from affiliates                                            106           --
         Net cash provided by (used in) financing activities           15          (85)

Net decrease in cash and cash equivalents                             (23)         (61)
Cash and cash equivalents at beginning of period                       74          115
Cash and cash equivalents at end of period                          $ 51        $ 54

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 239        $ 243

        See Accompanying Notes to Consolidated Financial Statements


                 SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                              Six Months Ended
                                                                  June 30,
                                                              2004        2003
                                                                (in thousands)
Net cash provided by operating activities                    $ 105        $ 85
  Payments on mortgage notes payable                            (91)       (85)
  Property improvements and replacements                       (143)       (44)
  Changes in restricted escrows                                  --        (17)
  Changes in reserves for net operating liabilites
    liabilities                                                 (32)        23

Net cash used in operations                                  $ (161)     $ (38)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $35,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $27,000 and $51,000, respectively, for the six months ended June 30, 2004 and 2003, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $106,000 to fund operations at Governor's Park Apartments. Interest is charged at the prime rate plus 2% and was less than $1,000 for the six months ended June 30, 2004. There were no such advances made during the six months ended June 30, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that is not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003:

                                                             Average
                                                            Occupancy
Property                                                2004          2003

Governor's Park Apartments                              86%           86%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $43,000 and $49,000 respectively, compared to net loss of approximately $16,000 and $12,000 for the corresponding periods in 2003. Net loss increased for the three and six month periods due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the three and six months ended June 30, 2004 due to a decrease in other income. Other income decreased due to decreases in lease cancellation fees and late charges at the Partnership's investment property.

Total expenses increased for the three and six month periods due to an increase in operating expenses partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in property, administrative, and maintenance expenses. Property expense increased due to increases in payroll and related expenses. Administrative expense increased due to an increase in credit collection and training and travel expenses. Maintenance expense increased due to increases in contract labor at the Partnership's investment property.

General and administrative expense decreased for the three and six month period due to a decrease in management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $51,000 compared to approximately $54,000 at June 30, 2003. Cash and cash equivalents decreased approximately $23,000 since December 31, 2003 due to approximately $143,000 of cash used in investing activities partially offset by approximately $105,000 and $15,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate partially offset by principal payments on the mortgage encumbering Governor's Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Governor's Park Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $143,000 of capital improvements at Governor's Park Apartments consisting of exterior painting, building upgrades, fire safety equipment and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements planned for 2004 at the Partnership's property will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $6,604,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2004 and 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,176 limited partnership units (the "Units") in the Partnership representing 64.44% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Item 2.     Exhibits and Reports on Form 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP


                                    By:   Shelter Realty VII Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  Shelter  Realty VII
                                    Corporation,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.