Form 10KSB
period 2004-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2005-03-25
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,429,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis as of December 31, 2004.

                     Gross
                   Carrying    Accumulated   Depreciable    Method of       Federal
Property             Value    Depreciation       Life      Depreciation    Tax Basis
                        (in thousands)                                   (in thousands)
Governor's Park
  Apartments        $ 8,440      $ 4,760       5-39 yrs        S/L          $ 1,891

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                        Principal                                           Principal
                       Balance At      Stated                                Balance
                      December 31,    Interest     Period     Maturity       Due At
Property                  2004        Rate (1)    Amortized     Date      Maturity (2)
                     (in thousands)                                      (in thousands)
Governor's Park
  Apartments
  1st mortgage           $ 6,510        7.12%    240 months   03/01/22        $ --

(1) Fixed rate mortgage.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average   annual   rental  rates  and  occupancy  for  2004  and  2003  for  the
Partnership's property are as follows:

                                       Average Annual                 Average
                                        Rental Rates                 Occupancy
                                         (per unit)
 Property                           2004           2003           2004      2003

 Governor's Park Apartments       $ 7,772         $ 8,072         89%        90%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the property were:

                                            2004            2004
                                           Billing          Rate
                                       (in thousands)

       Governor's Park Apartments           $ 71            8.8%

Capital Improvements

Governor's Park Apartments: The Partnership completed approximately $238,000 in capital expenditures at Governor's Park Apartments, consisting primarily of exterior painting, fire safety equipment, building upgrades, appliance and floor covering replacements and miniblind installations. Those improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units"), including 100 Units purchased by the Corporate General Partner for proceeds aggregating $17,343,000. The Partnership currently has 667 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner owned 11,180 Units or approximately 64.46% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made by the Partnership for the years ended December 31, 2004 and 2003.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 Units in the partnership representing 64.46% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $99,000 compared to net income of approximately $93,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income caused by a decrease in the average rental rate at the investment property partially offset by a decrease in bad debt expense.

Total expenses increased for the year ended December 31, 2004 due to an increase in operating and depreciation expenses. Operating expense increased due to increases in advertising, property, administrative, and maintenance expenses. Advertising expenses increased due to increases in web and periodical advertising and resident relations. Property expense increased due to an increase in payroll and related expenses. Administrative expense increased due to an increase in credit collection and training and travel expenses.
Maintenance expense increased due to an increase in contract labor at the Partnership's investment property. Depreciation expense increased due to property improvements placed into service during the past twelve months.

Included in general and administrative expense for the years ended December 31, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $84,000 compared to approximately $74,000 at December 31, 2003. Cash and cash equivalents increased approximately $10,000 since December 31, 2003 due to approximately $165,000 and $54,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $209,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgage encumbering Governor's Park Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005.

Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the investment property of approximately $6,510,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made by the Partnership for the years ended December 31, 2004 and 2003.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm




The Partners
Shelter Properties VII Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                  $ 84
   Receivables and deposits                                                      50
   Restricted escrows                                                            56
   Other assets                                                                 283
   Investment property (Notes C and D):
      Land                                                     $ 714
      Buildings and personal property                           7,726
                                                                8,440
      Less accumulated depreciation                            (4,760)        3,680
                                                                            $ 4,153

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                        $ 13
      Tenant security deposit liabilities                                        35
      Due to affiliates (Note B)                                                284
      Accrued property taxes                                                     71
      Other liabilities                                                         123
      Mortgage note payable (Note C)                                          6,510

Partners' Deficit
   General partners                                            $ (100)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,783)       (2,883)
                                                                            $ 4,153


        See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                            Years Ended December 31,
                                                              2004            2003
Revenues:
  Rental income                                              $ 1,288        $ 1,335
  Other income                                                   141            139
      Total revenues                                           1,429          1,474

Expenses:
  Operating                                                      644            504
  General and administrative                                      79             88
  Depreciation                                                   238            225
  Interest                                                       492            497
  Property taxes                                                  75             67
      Total expenses                                           1,528          1,381

Net (loss) income (Note E)                                    $ (99)          $ 93

Net (loss) income allocated to general partners (1%)          $ (1)           $ 1
Net (loss) income allocated to limited partners (99%)            (98)            92

                                                              $ (99)          $ 93

Net (loss) income per limited partnership unit               $ (5.65)        $ 5.30

        See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            17,343      $     2    $17,343     $17,345

Partners' deficit at
  December 31, 2002                       17,343      $  (100)   $(2,777)    $(2,877)

Net income for the year ended
  December 31, 2003                           --            1         92          93

Partners' deficit at
  December 31, 2003                       17,343          (99)    (2,685)     (2,784)

Net loss for the year ended
  December 31, 2004                           --           (1)       (98)        (99)

Partners' deficit at
  December 31, 2004                       17,343      $  (100)   $(2,783)    $(2,883)

        See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Years Ended December 31,
                                                                       2004          2003
Cash flows from operating activities:
  Net (loss) income                                                    $ (99)        $ 93
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                         238          225
     Amortization of loan costs                                            14           14
     Change in accounts:
      Due to affiliates                                                    45           --
      Receivables and deposits                                            (31)          13
      Other assets                                                        (10)         (25)
      Accounts payable                                                     13           (6)
      Tenant security deposit liabilities                                   8           (4)
      Accrued taxes                                                        --          (16)
      Other liabilities                                                   (13)         (12)
          Net cash provided by operating activities                       165          282

Cash flows from investing activities:
  Property improvements and replacements                                 (238)        (105)
  Net withdrawals from (deposits to) restricted escrows                    29          (45)
          Net cash used in investing activities                          (209)        (150)

Cash flows from financing activities:
  Payments on mortgage note payable                                      (185)        (173)
  Advances from affiliates                                                239           --
          Net cash provided by (used in) financing activities              54         (173)

Net increase (decrease) in cash and cash equivalents                       10          (41)
Cash and cash equivalents at beginning of year                             74          115

Cash and cash equivalents at end of year                               $ 84          $ 74

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 472        $ 484

        See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements

                                December 31, 2004


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


                                                         Years Ended December 31,
                                                             2004          2003
                                                              (in thousands)

Net cash provided by operating activities                   $ 165         $ 282
  Property improvements and replacements                      (238)         (105)
  Payments on mortgage notes payable                          (185)         (173)
  Changes in reserves for net operating liabilities            (12)           50
  Changes in restricted escrows, net                            29           (45)
  Additional reserves                                           --            (9)
Net cash used in operations                                 $ (241)        $ --

For the year ended December 31, 2003,  the Corporate  General  Partner  reserved
approximately   $9,000  to  fund  capital   improvements   and  repairs  at  the
Partnership's property.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net (loss) income as shown in the statement of operations and changes in partners' deficit for 2004 and 2003 was allocated 99% to the limited partners and 1% to the general partners. Net (loss) income per limited partnership unit was computed by dividing the net (loss) income allocated to the limited partners by 17,343 units outstanding.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partners.

Other Reserves:

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 2004 was approximately $12,000, compared to an increase of approximately $50,000 during 2003. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $79,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

Approximately $56,000 of replacement reserves is on deposit with the mortgage holder, as required by the mortgage agreement.

Investment Property:

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs:

Loan costs of approximately $238,000, net of accumulated amortization of approximately $38,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense was approximately $14,000 for both of the years ended December 31, 2004 and 2003, and is included in interest expense. Amortization expense is expected to be approximately $14,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying balance.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized on a straight-line basis as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease. Additionally, the Partnership defers certain referral fees and commission to obtain a lease. The deferred amounts are recognized over the life of the lease.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $46,000 and $27,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $73,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $78,000 and $56,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $20,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note F"). The adjustment to management reimbursements was included in general and administrative expenses. At December 31, 2004, approximately $38,000 in reimbursements was due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the year ended December 31, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $239,000 to fund operations at Governor's Park Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004) and was approximately $7,000 for the year ended December 31, 2004. There were no such advances made or interest charged during 2003. At December 31, 2004 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $246,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

                         Principal      Monthly                             Principal
                         Balance At     Payment     Stated                   Balance
                        December 31,   Including   Interest   Maturity       Due At
                            2004       Interest      Rate       Date        Maturity
Property                     (in thousands)                              (in thousands)

Governor's Park
  Apartments
  1st mortgage            $ 6,510         $ 55      7.12%     03/01/22        $ --


The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 199
                               2006                 214
                               2007                 230
                               2008                 247
                               2009                 265
                            Thereafter          $ 5,355
                               Total            $ 6,510

Note D - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings           Cost
                                                       and Related      Capitalized
                                                        Personal       Subsequent to
Description               Encumbrances      Land        Property        Acquisition

Governor's Park
  Apartments                $ 6,510         $ 714        $ 6,496          $ 1,230

                             Gross Amount At Which Carried
                                  At December 31, 2004
                                     (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated    Date of      Date    Depreciation
Description        Land    Property    Total  Depreciation Construction Acquired  Life-Years

Governor's Park   $ 714     $7,726    $8,440     $4,760        1983     09/30/85     5-39

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                  December 31,
                                              2004           2003
                                                 (in thousands)
Real Estate
Balance at beginning of year                $ 8,202         $ 8,097
  Property improvements                         238             105
Balance at end of year                      $ 8,440         $ 8,202

Accumulated Depreciation
Balance at beginning of year                $ 4,522         $ 4,297
  Additions charged to expense                  238             225
Balance at end of year                      $ 4,760         $ 4,522

The aggregate cost of investment property for Federal income tax purposes at December 31, 2004 and 2003 is approximately $8,984,000 and $8,746,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $7,093,000 and $6,719,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable loss (in thousands, except per unit data):

                                                     2004         2003
Net (loss) income as reported                       $ (99)        $ 93
Add (deduct):
   Depreciation differences                           (136)        (109)
   Unearned income                                     (27)           6
   Other                                                40          (37)

Federal taxable loss                                $ (222)      $ (47)
Federal taxable loss per limited
   partnership unit                                $(12.66)     $ (2.68)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

               Net liabilities as reported           $(2,883)
               Buildings                                 544
               Accumulated depreciation               (2,333)
               Syndication fees                        2,292
               Other                                      79

               Net liabilities - tax basis           $(2,301)

Note F - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Corporate General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the Corporate General Partner of approximately $47,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Corporate General Partner for the year ended December 31, 2003 was approximately $55,000, compared to the estimated management reimbursements to the Corporate General Partner for the nine months ended September 30, 2003 of approximately $76,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

                Name and Address           Number of Units   Percentage of Total
       Madison River Properties, LLC            2,180               12.57%
         (an affiliate of AIMCO)
       Cooper River Properties, LLC             1,450                8.36%
         (an affiliate of AIMCO)
       AIMCO Properties, L.P.                   7,303               42.11%
         (an affiliate of AIMCO)
       AIMCO IPLP, L.P.                           247                1.42%
          (an affiliate of AIMCO)

AIMCO IPLP, L.P., Madison River Properties, LLC and Cooper River Properties, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, owns 7,303 Units.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $73,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $78,000 and $56,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $20,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Item 7. Financial Statements - Note F"). The adjustment to management reimbursements was included in general and administrative expenses. At December 31, 2004, approximately $38,000 in reimbursements was due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the year ended December 31, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $239,000 to fund operations at Governor's Park Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004) and was approximately $7,000 for the year ended December 31, 2004. There were no such advances made or interest charged during 2003. At December 31, 2004 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $246,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index Attached.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $24,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $11,000 and $10,000 for 2004 and 2003, respectively.

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


                                    Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive   Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 25, 2005
Stephen B. Waters

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


Date:  March 25, 2005

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

Date:  March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty VII
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.