Form 10QSB
period 2005-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2005-08-12
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                  $ 22
   Receivables and deposits                                                      50
   Restricted escrows                                                            57
   Other assets                                                                 269
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,783
                                                               8,497
      Less accumulated depreciation                            (4,875)        3,622
                                                                            $ 4,020

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 51
   Tenant security deposit liabilities                                           37
   Accrued property taxes                                                        37
   Other liabilities                                                            111
   Due to affiliates (Note C)                                                   338
   Mortgage note payable                                                      6,412

Partners' Deficit
   General partners                                            $ (101)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,865)       (2,966)
                                                                            $ 4,020


         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                          2005           2004           2005          2004
Revenues:
  Rental income                           $ 302          $ 307          $ 619         $ 621
  Other income                                31             34             59            65
  Casualty gain (Note D)                       6             --              6            --
       Total revenues                        339            341            684           686

Expenses:
  Operating                                  143            158            312           287
  General and administrative                  25             26             43            48
  Depreciation                                62             58            125           115
  Interest                                   124            122            247           245
  Property taxes                              20             20             40            40
       Total expenses                        374            384            767           735

Net loss                                  $ (35)         $ (43)         $ (83)        $ (49)

Net loss allocated to general
  partners (1%)                           $ --           $ --           $ (1)         $ --
Net loss allocated to limited
  partners (99%)                             (35)           (43)           (82)          (49)

                                          $ (35)         $ (43)         $ (83)        $ (49)

Net loss per limited partnership
  unit                                   $ (2.02)       $ (2.48)       $ (4.73)      $ (2.83)

         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' deficit at
  December 31, 2004                     17,343        $ (100)     $(2,783)   $(2,883)

Net loss for the six months
  ended June 30, 2005                       --            (1)         (82)       (83)

Partners' deficit at
  June 30, 2005                         17,343        $ (101)     $(2,865)   $(2,966)

         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                      2005     2004
Cash flows from operating activities:
  Net loss                                                         $ (83)       $ (49)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     125          115
     Amortization of loan costs                                         7            7
     Casualty gain                                                     (6)          --
     Change in accounts:
      Receivables and deposits                                         --          (34)
      Other assets                                                      7           (9)
      Accounts payable                                                 38           75
      Tenant security deposit liabilities                               2            5
      Accrued property taxes                                          (34)         (35)
      Other liabilities                                               (12)          16
      Due to affiliates                                                34           14
         Net cash provided by operating activities                     78          105

Cash flows from investing activities:
  Property improvements and replacements                              (76)        (143)
  Insurance proceeds received                                          15           --
  Net deposits to restricted escrows                                   (1)          --
         Net cash used in investing activities                        (62)        (143)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (98)         (91)
  Advances from affiliates                                             20          106
         Net cash (used in) provided by financing activities          (78)          15

Net decrease in cash and cash equivalents                             (62)         (23)
Cash and cash equivalents at beginning of period                       84           74
Cash and cash equivalents at end of period                          $ 22        $ 51

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 232        $ 239


         See Accompanying Notes to Consolidated Financial Statements

                  SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                             Six Months Ended
                                                                 June 30,
                                                           2005             2004
                                                              (in thousands)
Net cash provided by operating activities                  $ 78           $ 105
  Payments on mortgage note payable                          (98)           (91)
  Property improvements and replacements                     (76)          (143)
  Changes in restricted escrows                               (1)            --
  Changes in reserves for net operating
    liabilities                                              (35)           (32)

      Net cash used in operations                         $ (132)        $ (161)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $34,000 for both of the six months ended June 30, 2005 and 2004, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $32,000 and $27,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $7,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At June 30, 2005, approximately $63,000 in reimbursements is due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $20,000 and $106,000, respectively, to fund operations at the investment property. Interest on advances is charged at prime plus 2%, or 8.25% at June 30, 2005, and was approximately $10,000 for the six months ended June 30, 2005. Interest expense was less than $1,000 for the six months ended June
30, 2004. At June 30, 2005, approximately $275,000 of advances and accrued interest was included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to June 30, 2005, the Corporate General Partner advanced approximately $37,000 to the Partnership to pay property improvement invoices at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During both the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In February 2005, the Partnership's investment property, Governor's Park Apartments, incurred water damage as a result of a frozen pipe. During the six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $15,000, which included approximately $3,000 for lost rents, and wrote off net damaged assets of approximately $6,000. As a result, the Partnership recognized a casualty gain of approximately $6,000 during the six months ended June 30, 2005.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004:

                                                             Average
                                                            Occupancy
Property                                                2005          2004

Governor's Park Apartments                              85%           86%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $35,000 and $83,000, respectively, compared to net loss of approximately $43,000 and $49,000 for the corresponding periods in 2004. The net loss for the three month period remained relatively constant. Net loss increased for the six-month period due to an increase in total expenses. Total revenues remained constant for both periods.

In February 2005, the Partnership's investment property, Governor's Park Apartments, incurred water damage as a result of a frozen pipe. During the six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $15,000, which included approximately $3,000 for lost rents, and wrote off net damaged assets of approximately $6,000. As a result, the Partnership recognized a casualty gain of approximately $6,000 during the six months ended June 30, 2005.

Total expenses increased for the six-month period due to increases in operating and depreciation expenses. Operating expense increased due to an increase in property expense. Property expense increased due to increases in payroll and related expenses. Depreciation expense increased due to assets placed into service at the investment property.

Included in general and administrative expense for the six months ended June 30, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $22,000 compared to approximately $51,000 at June 30, 2004. Cash and cash equivalents decreased approximately $62,000 since December 31, 2004 due to approximately $62,000 and $78,000 of cash used in investing and financing activities, respectively, partially offset by approximately $78,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor's Park Apartments partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $76,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements and landscaping improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $6,412,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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


Date:  August 12, 2005

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

Date:  August 12, 2005


                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty VII
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.