Form 10QSB
period 2005-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2005-11-14
CIK 758009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                  $  54
   Receivables and deposits                                                      55
   Restricted escrows                                                            59
   Other assets                                                                 274
   Investment property:
      Land                                                     $ 714
      Buildings and related personal property                   7,910
                                                                8,624
      Less accumulated depreciation                            (4,940)        3,684
                                                                            $ 4,126

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 87
   Tenant security deposit liabilities                                           39
   Accrued property taxes                                                        56
   Other liabilities                                                            128
   Due to affiliates (Note C)                                                   482
   Mortgage note payable                                                      6,361

Partners' Deficit
   General partners                                            $ (101)
   Limited partners (17,343 units issued and
      outstanding)                                             (2,926)       (3,027)
                                                                            $ 4,126

            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended            Nine Months Ended
                                              September 30,                September 30,
                                          2005           2004           2005          2004
Revenues:
  Rental income                           $ 331          $ 328          $ 950         $ 949
  Other income                                35             43             94           108
  Casualty gain (Note D)                      --             --              6            --
       Total revenues                        366            371          1,050         1,057

Expenses:
  Operating                                  195            188            507           475
  General and administrative                  23             13             66            61
  Depreciation                                65             61            190           176
  Interest                                   125            123            372           368
  Property taxes                              19             18             59            58
       Total expenses                        427            403          1,194         1,138

Net loss                                  $ (61)         $ (32)        $ (144)        $ (81)

Net loss allocated to general
  partners (1%)                           $ --           $ (1)          $ (1)         $ (1)
Net loss allocated to limited
  partners (99%)                             (61)           (31)          (143)          (80)

                                          $ (61)         $ (32)        $ (144)        $ (81)

Net loss per limited partnership
  unit                                   $ (3.52)       $ (1.79)       $ (8.25)      $ (4.61)

            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          17,343         $ 2        $17,343    $17,345

Partners' deficit at
   December 31, 2004                    17,343        $ (100)     $(2,783)   $(2,883)

Net loss for the nine months
   ended September 30, 2005                 --            (1)        (143)      (144)

Partners' deficit at
   September 30, 2005                   17,343        $ (101)     $(2,926)   $(3,027)

            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2005      2004
Cash flows from operating activities:
  Net loss                                                         $ (144)      $ (81)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     190          176
     Amortization of loan costs                                        10           10
     Casualty gain                                                     (6)          --
     Change in accounts:
      Receivables and deposits                                         (5)         (30)
      Other assets                                                     (1)         (23)
      Accounts payable                                                 --           59
      Tenant security deposit liabilities                               4            7
      Accrued property taxes                                          (15)         (17)
      Due to affiliates                                                55           29
      Other liabilities                                                 5          (10)
         Net cash provided by operating activities                     93          120

Cash flows from investing activities:
  Property improvements and replacements                             (129)        (210)
  Insurance proceeds received                                          15           --
  Net (deposits to) withdrawals from restricted escrows                (3)           4
         Net cash used in investing activities                       (117)        (206)

Cash flows from financing activities:
  Payments on mortgage note payable                                  (149)        (138)
  Advances from affiliates                                            143          187
         Net cash (used in) provided by financing activities           (6)          49

Net decrease in cash and cash equivalents                             (30)         (37)
Cash and cash equivalents at beginning of period                       84           74
Cash and cash equivalents at end of period                         $   54       $   37

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 344        $   356
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                         $ 74        $    --

            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES VII LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                              Nine Months Ended
                                                                 September 30,
                                                               2005           2004
                                                                (in thousands)

Net cash provided by operating activities                     $  93         $   120
  Payments on mortgage note payable                            (149)           (138)
  Property improvements and replacements                       (129)           (210)
  Changes in restricted escrows                                  (3)              4
  Changes in reserves for net operating liabilities
    liabilities                                                 (43)            (15)

Net cash used in operations                                  $ (231)        $ (239)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $52,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $43,000 and $53,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $8,000 and $15,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At September 30, 2005, approximately $77,000 in reimbursements and related interest is due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $143,000 and $187,000, respectively, to fund operations at the investment property. Interest on advances is charged at prime plus 2%, or 8.75% at September 30, 2005, and interest expense was approximately $17,000 and $3,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, approximately $405,000 of advances and accrued interest was included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2005, the Partnership received an advance of approximately $51,000 for capital expenditures.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During both the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In December 2004, the Partnership's investment property, Governor's Park Apartments, incurred water damage as a result of a frozen pipe. During the nine months ended September 30, 2005, the property received approximately $12,000 in insurance proceeds to repair the damaged units and approximately $3,000 in insurance proceeds for lost rents. The Partnership recorded a casualty gain of approximately $6,000 due to the write-off of undepreciated damaged assets.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                             Average
                                                            Occupancy
Property                                                2005          2004

Governor's Park Apartments                              87%           87%
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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $61,000 and $144,000, respectively, compared to net loss of approximately $32,000 and $81,000 for the corresponding periods in 2004. Net loss increased for the three and nine month periods due to an increase in total expenses. Total revenues remained relatively constant for both periods.

In December 2004, the Partnership's investment property, Governor's Park Apartments, incurred water damage as a result of a frozen pipe. During the nine months ended September 30, 2005, the property received approximately $12,000 in insurance proceeds to repair the damaged units and approximately $3,000 in insurance proceeds for lost rents. The Partnership recorded a casualty gain of approximately $6,000 due to the write-off of undepreciated damaged assets.

Total expenses increased for the three and nine months ended September 30, 2005 due to increases in operating, depreciation, interest and general and administrative expenses. Property tax expense remained comparable for both the three and nine months ended September 30, 2005. Operating expense increased due to increases in payroll and related benefits and contract services. Depreciation expense increased due to improvements placed into service during the past twelve months. Interest expense increased due to advances from an affiliate of the Corporate General Partner partially offset by a reduction in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments.

General and administrative expenses increased for the three and nine month periods due to increases in the cost of services included in management reimbursements to the Corporate General Partner, as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required be the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $54,000 compared to approximately $37,000 at September 30, 2004. Cash and cash equivalents decreased approximately $30,000 since December 31, 2004 due to approximately $117,000 and $6,000 of cash used in investing and financing activities, respectively, partially offset by approximately $93,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to a restricted escrow account, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor's Park Apartments partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $143,000 and $187,000, respectively, to fund operations at the investment property. Interest on advances is charged at prime plus 2%, or 8.75% at September 30, 2005, and interest expense was approximately $17,000 and $3,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, approximately $405,000 of advances and accrued interest was included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2005, the Partnership received an advance of approximately $51,000 for capital expenditures.

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

Governor's Park Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $203,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements, parking area improvements, major landscaping, and building improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $6,361,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Corporate General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

                                    SHELTER PROPERTIES VII LIMITED PARTNERSHIP


                                    By:   Shelter Realty VII Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President

                                    Date: November 14, 2005

                             SHELTER PROPERTIES VII

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

10(iii)(k)  Multifamily  Note  secured  by a  Mortgage  or Deed of  Trust  dated
     February 6, 2002, between Governor's Park Apartments VII Limited Partnership and ARCS Commercial Mortgage Co., L.P. related to Governor's Park Apartments. (Filed as Exhibit 10(iii)(k) to Form 10-KSB of Registrant filed on March 22, 2002 and incorporated herein by reference.)

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


Date:  November 14, 2005

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

Date:  November 14, 2005


                                  /s/Stephen B. Waters
                                  Stephen B. Waters
                                  Vice President of Shelter Realty VII
                                  Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.