Form 10KSB
period 2005-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2006-03-28
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14369

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

(Name of small business issuer in its charter)

South Carolina	57-0784852
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

Issuer's telephone number

    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. []

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

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  Yes []  No [x]

State issuer's revenues for its most recent fiscal year.  $1,427,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership’s property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating the residential property because such property is susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis as of December 31, 2005.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Governor's Park
Apartments	$ 8,664	$ 5,009	5-39 yrs	S/L	$ 1,946

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Governor's Park
Apartments
1st mortgage	$ 6,310	7.12%	240 months	03/01/22	$ --

(1)

Fixed rate mortgage.

(2)

See “Item 7. Financial Statements – Note C” for information with respect to the Partnership’s ability to prepay the loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the Partnership's property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Governor's Park Apartments	$ 7,709	$ 7,772	89%	89%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rate in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)

Governor's Park Apartments	$ 67	8.64%

Capital Improvements

Governor's Park Apartments: During the year ended December 31, 2005, the Partnership completed approximately $243,000 in capital improvements at Governor’s Park Apartments, consisting primarily of major landscaping, building improvements, parking area resurfacing, and window covering, water heater, appliance and floor covering replacements. Those improvements were funded from operations, insurance proceeds and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County) and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units"), including 100 Units purchased by the Corporate General Partner for proceeds aggregating $17,343,000. The Partnership currently has 667 holders of record owning an aggregate of 17,343 Units. Affiliates of the Corporate General Partner owned 11,180 Units or approximately 64.46% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made by the Partnership for the years ended December 31, 2005 and 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 Units in the partnership representing 64.46% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $156,000 compared to a net loss of approximately $99,000 for the year ended December 31, 2004.  The increase in net loss for the year ended December 31, 2005 is due to an increase in total expenses.  Total revenues remained relatively constant for both periods as an increase in rental income, due to a decrease in bad debt expense partially offset by a decrease in the average rental rate, and an increase in casualty gain were offset by a decrease in other income due to decreases in late charges and miscellaneous fees at the investment property.

In December 2004, the Partnership's investment property, Governor’s Park Apartments, incurred water damage as a result of a frozen pipe. During the year ended December 31, 2005, the property received approximately $12,000 in insurance proceeds to repair the damaged units and approximately $3,000 in insurance proceeds for lost rents.  The Partnership recorded a casualty gain of approximately $6,000 due to the write-off of undepreciated damaged assets.

In February 2005, the Partnership’s investment property, Governor’s Park Apartments incurred water damage as a result of a broken valve on a washing machine.  During the year ended December 31, 2005, the property received approximately $2,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty loss of approximately $1,000 due to the write off of undepreciated damaged assets.  The loss is included in operating expenses.

During December 2005, the Partnership’s investment property, Governor’s Park Apartments, incurred fire damage of approximately $141,000. Subsequent to December 31, 2005, the Partnership received insurance proceeds of approximately $89,000. The Partnership does not expect to recognize a loss related to this casualty.

Total expenses increased for the year ended December 31, 2005 due to increases in operating, general and administrative, interest, and depreciation expenses partially offset by a decrease in property tax expense. Operating expense increased due to increases in payroll and related benefits and contract services at Governor’s Park Apartments.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments.  Property tax expense decreased due to a decrease in the assessed value and tax rate at Governor’s Park Apartments. Interest expense increased due to advances from an affiliate of the Corporate General Partner partially offset by a reduction in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments.

General and administrative expenses increased for the year ended December 31, 2005 due to an increase in professional fees associated with the administration of the Partnership and tax fees, partially offset by a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $52,000 compared to approximately $84,000 at December 31, 2004. The decrease in cash and cash equivalents of approximately $32,000 is due to approximately $217,000 of cash used in investing activities, partially offset by approximately $171,000 and $14,000 of cash provided by operating activities and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgage encumbering Governor’s Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the investment property of approximately $6,310,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made by the Partnership for the years ended December 31, 2005 and 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2005, there can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties VII Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 52
Receivables and deposits		50
Restricted escrow		45
Other assets		260
Investment property (Notes C, D and F):
Land	$ 714
Buildings and personal property	7,950
	8,664
Less accumulated depreciation	(5,009)	3,655
		$ 4,062

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 9
Tenant security deposit liabilities		38
Due to affiliates (Note B)		578
Accrued property taxes		67
Other liabilities		99
Mortgage note payable (Note C)		6,310

Partners' Deficit
General partners	$ (102)
Limited partners (17,343 units issued and
outstanding)	(2,937)	(3,039)
		$ 4,062

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 1,302	$ 1,288
Other income	119	141
Casualty gain (Note F)	6	--
Total revenues	1,427	1,429

Expenses:
Operating	667	644
General and administrative	86	79
Depreciation	259	238
Interest	501	492
Property taxes	70	75
Total expenses	1,583	1,528

Net loss (Note E)	$ (156)	$ (99)

Net loss allocated to general partners (1%)	$ (2)	$ (1)
Net loss allocated to limited partners (99%)	(154)	(98)

	$ (156)	$ (99)

Net loss per limited partnership unit	$ (8.88)	$ (5.65)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2003	17,343	$ (99)	$(2,685)	$(2,784)

Net loss for the year ended
December 31, 2004	--	(1)	(98)	(99)

Partners' deficit at
December 31, 2004	17,343	(100)	(2,783)	(2,883)

Net loss for the year ended
December 31, 2005	--	(2)	(154)	(156)

Partners' deficit at
December 31, 2005	17,343	$ (102)	$(2,937)	$(3,039)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (156)	$ (99)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	259	238
Amortization of loan costs	14	14
Casualty gain	(6)	--
Change in accounts:
Receivables and deposits	--	(31)
Other assets	9	(10)
Accounts payable	(4)	13
Tenant security deposit liabilities	64	8
Accrued taxes	(4)	--
Other liabilities	(85)	(13)
Due to affiliates	80	45
Net cash provided by operating activities	171	165

Cash flows from investing activities:
Property improvements and replacements	(243)	(238)
Net withdrawals from restricted escrows	11	29
Insurance proceeds received	15	--
Net cash used in investing activities	(217)	(209)

Cash flows from financing activities:
Payments on mortgage note payable	(200)	(185)
Advances from affiliates	214	239
Net cash provided by financing activities	14	54

Net (decrease) increase in cash and cash equivalents	(32)	10
Cash and cash equivalents at beginning of year	84	74

Cash and cash equivalents at end of year	$ 52	$ 84

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 457	$ 472

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2005

Note A - Organization and Significant Accounting Policies

Organization:

Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 29, 1984. The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024 unless terminated prior to such date. The Partnership commenced operations on August 27, 1985 and completed its acquisition of apartment properties on December 6, 1985. The Partnership owns one residential apartment property located in Colorado.

Principles of Consolidation:

The Partnership's consolidated financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty VII Corporation. Shelter Realty VII Corporation may be removed by the Partnership; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership transactions have been eliminated.

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

Years Ended December 31,

	2005	2004
	(in thousands)

Net cash provided by operating activities	$ 171	$ 165
Property improvements and replacements	(243)	(238)
Payments on mortgage note payable	(200)	(185)
Changes in reserves for net operating liabilities	(60)	(12)
Changes in restricted escrows, net	11	29
Net cash used in operations	$ (321)	$ (241)

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net loss as shown in the consolidated statements of operations and changes in partners' deficit for 2005 and 2004 was allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit was computed by dividing the net loss allocated to the limited partners by 17,343 units outstanding.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners.

Other Reserves:

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 2005 was approximately $60,000, compared to a decrease of approximately $12,000 during 2004. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $47,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow:

Approximately $45,000 of replacement reserves is on deposit with the mortgage holder, as required by the mortgage agreement.

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Deferred Costs:

Loan costs of approximately $224,000, net of accumulated amortization of approximately $52,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense was approximately $14,000 for both of the years ended December 31, 2005 and 2004, and is included in interest expense. Amortization expense is expected to be approximately $14,000 for each of the years 2006 through 2010.

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

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying balance.

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

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $39,000 and $46,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense.

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

Recent Accounting Pronouncement:

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $70,000 for each of the years ended December 31, 2005 and 2004, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $70,000 for the years ended December 31, 2005 and 2004, respectively,  which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $19,000 and $20,000, respectively. At December 31, 2005, approximately $90,000 in unpaid reimbursements and accrued interest was due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the years ended December 31, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $214,000 and $239,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005) and interest expense was approximately $28,000 and $7,000 for the years ended December 31, 2005 and 2004. At December 31, 2005 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $488,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $14,000 to fund operations at Governor’s Park Apartments and the Partnership repaid approximately $65,000 in advances and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
Property	(in thousands)				(in thousands)

Governor's Park
Apartments
1st mortgage	$ 6,310	$ 55	7.12%	03/01/22	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 214
2007	230
2008	247
2009	265
2010	284
Thereafter	5,070
Total	$ 6,310

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Governor's Park
Apartments	$ 6,310	$ 714	$ 6,496	$ 1,454

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciation
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Governor's Park	$ 714	$7,950	$8,664	$5,009	1983	09/30/85	5-39

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$ 8,440	$ 8,202
Property improvements	243	238
Disposition of assets	(19)	--
Balance at end of year	$ 8,664	$ 8,440

Accumulated Depreciation
Balance at beginning of year	$ 4,760	$ 4,522
Additions charged to expense	259	238
Disposition of assets	(10)	--
Balance at end of year	$ 5,009	$ 4,760

The aggregate cost of investment property for Federal income tax purposes at December 31, 2005 and 2004 is approximately $9,210,000 and $8,984,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $7,264,000 and $7,093,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2005	2004
Net loss as reported	$ (156)	$ (99)
Add (deduct):
Depreciation differences	88	(136)
Unearned income	(17)	(27)
Other	(27)	40

Federal taxable loss	$ (112)	$ (222)
Federal taxable income (loss) per limited
partnership unit	$ 9.10	$(12.66)

For 2005, allocations under the Internal Revenue Code Section 704(b) b result on the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(3,039)
Buildings	546
Accumulated depreciation	(2,255)
Syndication fees	2,292
Other	42

Net liabilities – tax basis	$(2,414)

Note F – Casualty Events

In December 2004, the Partnership's investment property, Governor’s Park Apartments, incurred water damage as a result of a frozen pipe. During the year ended December 31, 2005, the property received approximately $12,000 in insurance proceeds to repair the damaged units and approximately $3,000 in insurance proceeds for lost rents.  The Partnership recorded a casualty gain of approximately $6,000 due to the write-off of undepreciated damaged assets.

In February 2005, the Partnership’s investment property, Governor’s Park Apartments incurred water damage as a result of a broken valve on a washing machine.  During the year ended December 31, 2005, the property received approximately $2,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty loss of approximately $1,000 due to the write off of undepreciated damaged assets.  The loss is included in operating expenses.

During December 2005, the Partnership’s investment property, Governor’s Park Apartments, incurred fire damage of approximately $141,000. Subsequent to December 31, 2005, the Partnership received insurance proceeds of approximately $89,000. The Partnership does not expect to recognize a loss related to this casualty.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County) and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $70,000 for each of the years ended December 31, 2005 and 2004, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $70,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $19,000 and $20,000, respectively. At December 31, 2005, approximately $90,000 in unpaid reimbursements and accrued interest was due to the Corporate General Partner and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, during the years ended December 31, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $214,000 and $239,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005) and interest expense was approximately $28,000 and $7,000 for the years ended December 31, 2005 and 2004. At December 31, 2005 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $488,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $14,000 to fund operations at Governor’s Park Apartments and the Partnership repaid approximately $65,000 in advances and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $24,000 for each of the years ended 2005 and 2004.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 each of the years ended for 2005 and 2004, respectively.

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

Date: March 28, 2006

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
Stephen B. Waters

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

10(iii)(k)

Multifamily Note secured by a Mortgage or Deed of Trust dated February 6, 2002, between Governor's Park Apartments VII Limited Partnership and ARCS Commercial Mortgage Co., L.P. related to Governor's Park Apartments (Filed as Exhibit 10(iii)(k) to Form 10-KSB of Registrant filed on March 22, 2002 and incorporated herein by reference).

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

Date:  March 28, 2006

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

Date:  March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VII Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.