Form 10QSB
period 2006-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2006-05-12
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 27
Receivables and deposits		49
Restricted escrow		48
Other assets		277
Investment property:
Land	$ 714
Buildings and related personal property	7,984
	8,698
Less accumulated depreciation	(5,038)	3,660
		$ 4,061

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 21
Tenant security deposit liabilities		37
Accrued property taxes		52
Due to affiliates (Note C)		605
Other liabilities		89
Mortgage note payable		6,258

Partners' Deficit
General partners	$ (102)
Limited partners (17,343 units issued and
outstanding)	(2,899)	(3,001)
		$ 4,061

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 342	$ 317
Other income	30	28
Casualty gain (Note D)	54	--
Total revenues	426	345

Expenses:
Operating	149	169
General and administrative	23	18
Depreciation	69	63
Interest	127	123
Property taxes	20	20
Total expenses	388	393

Net income (loss)	$ 38	$ (48)

Net income (loss) allocated to general partners (1%)	$ --	$ --
Net income (loss) allocated to limited partners (99%)	38	(48)
	$ 38	$ (48)

Net income (loss) per limited partnership unit	$ 2.19	$ (2.77)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2005	17,343	$ (102)	$(2,937)	$(3,039)

Net income for the three months
ended March 31, 2006	--	--	38	38

Partners' deficit at
March 31, 2006	17,343	$ (102)	$(2,899)	$(3,001)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 38	$ (48)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	69	63
Amortization of loan costs	3	3
Casualty gain	(54)	--
Change in accounts:
Receivables and deposits	1	4
Other assets	(20)	(13)
Accounts payable	12	34
Accrued property taxes	(15)	(17)
Tenant security deposit liabilities	(1)	(3)
Other liabilities	(10)	(18)
Due to affiliates	(17)	16
Net cash provided by operating activities	6	21

Cash flows from investing activities:
Property improvements and replacements	(109)	(23)
Net deposits to restricted escrow	(3)	(14)
Insurance proceeds received	89	--
Net cash used in investing activities	(23)	(37)

Cash flows from financing activities:
Payments on mortgage note payable	(52)	(49)
Advances from affiliates	68	--
Repayments of advances from affiliates	(24)	--
Net cash used in financing activates	(8)	(49)

Net decrease in cash and cash equivalents	(25)	(65)
Cash and cash equivalents at beginning of period	52	84
Cash and cash equivalents at end of period	$ 27	$ 19

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 153	$ 116

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

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

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 6	$ 21
Payments on mortgage note payable	(52)	(49)
Property improvements and replacements	(109)	(23)
Changes in restricted escrow	(3)	(14)
Changes in reserves for net operating
liabilities	50	(3)

Net cash used in operations	$ (108)	$ (68)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $18,000 for each of the three months ended March 31, 2006 and 2005, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $21,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $11,000 and $3,000, respectively. At March 31, 2006, approximately $103,000 in reimbursements was due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $68,000 to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (9.75% at March 31, 2006) and interest expense was approximately $12,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the three months ended March 31, 2005. At March 31, 2006 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $502,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2006, the Corporate General Partner advanced approximately $18,000 to the Partnership to fund operations at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $29,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $22,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Casualty Gain

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the three months ended March 31, 2006, the property received approximately $89,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $54,000 due to the write-off of undepreciated damaged assets.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Governor's Park Apartments	95%	88%
Ft. Collins, Colorado

The Corporate General Partner attributes the increase in average occupancy at Governor’s Park Apartments to improved market conditions in the area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $38,000 compared to net loss of approximately $48,000 for the same period in 2005.  The increase in net income for the three month period is due to an increase in total revenues and a decrease in total expenses.  Total revenues increased due to an increase in rental income and the recognition of a casualty gain during the three months ended March 31, 2006.  Rental income increased due to an increase in occupancy and the average rental rate at the investment property. Other income remained comparable for the three month periods.

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the three months ended March 31, 2006, the property received approximately $89,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $54,000 due to the write-off of undepreciated damaged assets.

Total expenses decreased for the three months ended March 31, 2006 due to a decrease in operating expense, partially offset by increases in general and administrative expense and depreciation expense. Interest and property tax expense remained relatively constant. Operating expense decreased due to a decrease in property expense.  Property expense decreased due to a decrease in payroll costs at the investment property.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments.

General and administrative expense increased for the three months ended March 31, 2006 due to an increase in audit and tax fees. Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $27,000 compared to approximately $19,000 at March 31, 2005. Cash and cash equivalents decreased approximately $25,000 since December 31, 2005 due to approximately $23,000 and $8,000 of cash used in investing and financing activities, respectively, partially offset by approximately $6,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor’s Park Apartments, repayment of advances from an affiliate of the Corporate General Partner partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $68,000 to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (9.75% at March 31, 2006) and interest expense was approximately $12,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the three months ended March 31, 2005. At March 31, 2006 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $502,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2006, the Corporate General Partner advanced approximately $18,000 to the Partnership to fund operations at the Partnership’s investment property.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s property are detailed below.

Governor’s Park Apartments: During the three months ended March 31, 2006, the Partnership completed approximately $109,000 of capital improvements at Governor’s Park Apartments consisting primarily of casualty repairs and appliance and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $6,258,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the

Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the

Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VII Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.