Form 10QSB
period 2006-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2006-11-13
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 42
Receivables and deposits		49
Restricted escrows		75
Other assets		268
Investment property:
Land	$ 714
Buildings and related personal property	8,230
	8,944
Less accumulated depreciation	(5,184)	3,760
		$ 4,194

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 25
Tenant security deposit liabilities		36
Accrued property taxes		56
Other liabilities		133
Due to affiliates (Note C)		854
Mortgage note payable		6,151

Partners' Deficit
General partners	$ (102)
Limited partners (17,343 units issued and
outstanding)	(2,959)	(3,061)
		$ 4,194

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 352	$ 331	$ 1,032	$ 950
Other income	37	35	98	94
Casualty gains (Note D)	58	--	112	6
Total revenues	447	366	1,242	1,050

Expenses:
Operating	205	195	527	507
General and administrative	24	23	68	66
Depreciation	78	65	219	190
Interest	134	125	391	372
Property taxes	18	19	59	59
Total expenses	459	427	1,264	1,194

Net loss	$ (12)	$ (61)	$ (22)	$ (144)

Net loss allocated to general
partners (1%)	$ --	$ --	$ --	$ (1)
Net loss allocated to limited
partners (99%)	(12)	(61)	(22)	(143)

	$ (12)	$ (61)	$ (22)	$ (144)

Net loss per limited partnership
unit	$ (0.69)	$ (3.52)	$ (1.27)	$ (8.25)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2005	17,343	$ (102)	$(2,937)	$(3,039)

Net loss for the nine months
ended September 30, 2006	--	--	(22)	(22)

Partners' deficit at
September 30, 2006	17,343	$ (102)	$(2,959)	$(3,061)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (22)	$ (144)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	219	190
Amortization of loan costs	10	10
Casualty gain	(112)	(6)
Change in accounts:
Receivables and deposits	1	(5)
Other assets	(18)	(1)
Accounts payable	16	--
Tenant security deposit liabilities	(2)	4
Accrued property taxes	(11)	(15)
Due to affiliates	39	55
Other liabilities	34	5
Net cash provided by operating activities	154	93

Cash flows from investing activities:
Property improvements and replacements	(362)	(129)
Insurance proceeds received	150	15
Net deposits to restricted escrows	(30)	(3)
Net cash used in investing activities	(242)	(117)

Cash flows from financing activities:
Payments on mortgage note payable	(159)	(149)
Advances from affiliates	261	143
Repayment of advances from affiliates	(24)	--
Net cash provided by (used in) financing activities	78	(6)

Net decrease in cash and cash equivalents	(10)	(30)
Cash and cash equivalents at beginning of period	52	84
Cash and cash equivalents at end of period	$ 42	$ 54

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 374	$ 344
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ --	$ 74

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 154	$ 93
Payments on mortgage note payable	(159)	(149)
Property improvements and replacements	(362)	(129)
Changes in restricted escrows	(30)	(3)
Changes in reserves for net operating
liabilities	(59)	(43)

Net cash used in operations	$ (456)	$ (231)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $55,000 and $51,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $78,000 and $43,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $48,000 and $8,000, respectively. At September 30, 2006, the Partnership owed approximately $127,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $261,000 and $143,000 to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense was approximately $44,000 and $17,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the nine months ended September 30, 2005. At September 30, 2006 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $727,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2006, an affiliate of the Corporate General Partner advanced approximately $23,000 to the Partnership to fund operations at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $22,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note D – Casualty Gain

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the nine months ended September 30, 2006, the property received approximately $150,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $112,000 due to the write-off of undepreciated damaged assets.

In February 2005, the Partnership's investment property, Governor’s Park Apartments, incurred water damage as a result of a frozen pipe. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $15,000, which included approximately $3,000 for lost rents, and wrote off net damaged assets of approximately $6,000.  As a result, the Partnership recognized a casualty gain of approximately $6,000 during the nine months ended September 30, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Governor's Park Apartments	94%	87%
Ft. Collins, Colorado

The Corporate General Partner attributes the increase in average occupancy at Governor’s Park Apartments to competitive pricing and improved market conditions in the area.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $12,000 and $22,000, respectively, compared to net loss of approximately $61,000 and $144,000 for the corresponding periods in 2005. The net loss decreased for the three and nine month periods due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income and an increase in casualty gains. Rental income increased for both the three and nine month periods due to an increase in occupancy and the average rental rate at the investment property.

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the nine months ended September 30, 2006, the property received approximately $150,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $112,000 due to the write-off of undepreciated damaged assets.

In February 2005, the Partnership's investment property, Governor’s Park Apartments, incurred water damage as a result of a frozen pipe. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $15,000, which included approximately $3,000 for lost rents, and wrote off net damaged assets of approximately $6,000.  As a result, the Partnership recognized a casualty gain of approximately $6,000 during the nine months ended September 30, 2005.

Total expenses increased for the three and nine month periods due to an increase in operating, depreciation and interest expenses.  Operating expense increased for the three month period due to an increase in property and insurance expenses, partially offset by decreases in administrative and maintenance expense.  Operating expenses increased for the nine month period due to increases in property and insurance expense.  Property expense increased for both periods due to an increase in payroll costs at the investment property. Insurance expense increased for both periods due to an increase in the hazard insurance premium for the investment property.  Administrative expense decreased for the three month period due to decreases in applicant screening costs and professional fees.  Maintenance expense decreased for the three month period due to decreases in contract carpet cleaning and equipment vehicle expense.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments. Interest expense increased for both the three and nine months ended September 30, 2006 due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the rate charged on such advances partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the outstanding balance of the mortgage.

Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $ 42,000 compared to approximately $ 54,000 at September 30, 2005.   Cash and cash equivalents decreased approximately $10,000 since December 31, 2005 due to approximately $242,000 of cash used in investing activities, partially offset by approximately $154,000 and $78,000 of cash provided by operating and financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgage encumbering Governor’s Park Apartments, and repayment of advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $261,000 and $143,000 to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense was approximately $44,000 and $17,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the nine months ended September 30, 2005. At September 30, 2006 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $727,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2006, an affiliate of the Corporate General Partner advanced approximately $23,000 to the Partnership to fund operations at the Partnership’s investment property.

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

Governor’s Park Apartments: During the nine months ended September 30, 2006, the Partnership completed approximately $362,000 of capital improvements at Governor’s Park Apartments consisting primarily of casualty repairs, building improvements, tennis court resurfacing, interior lighting, water heaters, office computers, and appliance and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Corporate General Partner, and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $6,151,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.46% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

/s/Martha L. Long

Martha L. Long

Senior Vice President Shelter Realty VII Corporation, equivalent of the chief executive officer of the Partnership

19

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VII Corporation, equivalent of the chief financial officer of the Partnership

20

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

21