Form 10KSB
period 2006-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2007-03-23
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  Yes []  No [x]

State issuer's revenues for its most recent fiscal year.  $1,634,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership’s property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis as of December 31, 2006.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Governor's Park
Apartments	$ 9,006	$ 5,262	5-39 yrs	S/L	$ 2,023

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Governor's Park
Apartments
1st mortgage	$ 6,096	7.12%	240 months	03/01/22	$ --

(1)

Fixed rate mortgage.

(2)

See "Note C – Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership’s ability to prepay the loan and other specific information.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the Partnership's property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Governor's Park Apartments (1)	$ 7,827	$ 7,709	94%	89%

(1)

The Corporate General Partner attributes the increase in average occupancy to competitive pricing and improved market conditions in the area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rate in 2006 for the property were:

	2006	2006
	Billing	Rate
	(in thousands)

Governor's Park Apartments	$ 69	8.92%

Capital Improvements

During the year ended December 31, 2006, the Partnership completed approximately $424,000 in capital improvements at Governor’s Park Apartments, consisting primarily of casualty repairs, building improvements, tennis court resurfacing, interior lighting, major landscaping, water heaters, office computers, and appliance and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Corporate General Partner, insurance proceeds, and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units"), including 100 Units purchased by the Corporate General Partner for proceeds aggregating $17,343,000. The Partnership currently has 669 holders of record owning an aggregate of 17,341 Units. Affiliates of the Corporate General Partner owned 11,180 Units or approximately 64.47% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made by the Partnership for the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 Units in the partnership representing 64.47% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $39,000 compared to a net loss of approximately $156,000 for the year ended December 31, 2005.  The decrease in net loss for the year ended December 31, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to increases in rental and other income and an increase in casualty gains. Rental income increased due to an increase in occupancy and the average rental rate at the investment property. Other income increased primarily due to an increase in tenant utility reimbursements at the investment property.

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the year ended December 31, 2006, the property received approximately $150,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $112,000 due to the write-off of undepreciated damaged assets.

In December 2004, the Partnership's investment property, Governor’s Park Apartments, incurred water damage as a result of a frozen pipe. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $15,000, which included approximately $3,000 for lost rents, and wrote off undepreciated damaged assets of approximately $6,000.  As a result, the Partnership recognized a casualty gain of approximately $6,000 during the year ended December 31, 2005.

In February 2005, the Partnership’s investment property, Governor’s Park Apartments, incurred water damage as a result of a broken valve on a washing machine.  During the year ended December 31, 2005, the property received approximately $2,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty loss of approximately $1,000 due to the write off of undepreciated damaged assets.  The loss is included in operating expenses.

Total expenses increased for year ended December 31, 2006 due to increases in operating, depreciation and interest expenses.  General and administrative and property tax expenses remained comparable for both periods. Operating expenses increased due to increases in administrative and insurance expense and an increase in property management fees partially offset by a decrease in property expense.  Administrative expense increased due to an increase in office supplies and training and travel expense at the investment property. Insurance expense increased due to an increase in the hazard insurance premium for the investment property.  Management fees increased due to an increase in rental income as a result of increased occupancy and an increase in the average rental rate at the investment property.  Property expense decreased due to a decrease in utility expense.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at the investment property that are now being depreciated. Interest expense increased due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the rate charged on such advances partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the outstanding balance of the mortgage.

Included in general and administrative expense for the years ended December 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $124,000 compared to approximately $52,000 at December 31, 2005.   Cash and cash equivalents increased approximately $72,000 due to approximately $256,000 and $71,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $255,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgage encumbering Governor’s Park Apartments, and repayment of advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from a restricted escrow and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the investment property of approximately $6,096,000 is being amortized over 240 months with a maturity date of March 1, 2022 at which time the loan is scheduled to be fully amortized.

No distributions were made by the Partnership for the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2006, there can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties VII Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 124
Receivables and deposits		51
Restricted escrow		26
Other assets		245
Investment property (Notes C, D and F):
Land	$ 714
Buildings and personal property	8,292
	9,006
Less accumulated depreciation	(5,262)	3,744
		$ 4,190

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 10
Tenant security deposit liabilities		37
Due to affiliates (Note B)		935
Accrued property taxes		69
Other liabilities		121
Mortgage note payable (Note C)		6,096

Partners' Deficit
General partners	$ (102)
Limited partners (17,343 units issued and 17,341
outstanding)	(2,976)	(3,078)
		$ 4,190

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,388	$ 1,302
Other income	134	119
Casualty gain (Note F)	112	6
Total revenues	1,634	1,427

Expenses:
Operating	686	667
General and administrative	91	86
Depreciation	297	259
Interest	526	501
Property taxes	73	70
Total expenses	1,673	1,583

Net loss (Note E)	$ (39)	$ (156)

Net loss allocated to general partners (1%)	$ --	$ (2)
Net loss allocated to limited partners (99%)	(39)	(154)

	$ (39)	$ (156)

Net loss per limited partnership unit	$ (2.25)	$ (8.88)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2004	17,343	$ (100)	$(2,783)	$(2,883)

Net loss for the year ended
December 31, 2005	--	(2)	(154)	(156)

Partners' deficit at
December 31, 2005	17,343	(102)	(2,937)	(3,039)

Abandonment of Units (Note A)	(2)	--	--	--

Net loss for the year ended
December 31, 2006	--	--	(39)	(39)

Partners’ deficit at
December 31, 2006	17,341	$ (102)	$(2,976)	$(3,078)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (39)	$ (156)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	297	259
Amortization of loan costs	14	14
Casualty gain	(112)	(6)
Change in accounts:
Receivables and deposits	(1)	--
Other assets	1	9
Accounts payable	1	(4)
Tenant security deposit liabilities	(1)	64
Accrued property taxes	2	(4)
Other liabilities	22	(85)
Due to affiliates	72	80
Net cash provided by operating activities	256	171

Cash flows from investing activities:
Property improvements and replacements	(424)	(243)
Net withdrawals from restricted escrow	19	11
Insurance proceeds received	150	15
Net cash used in investing activities	(255)	(217)

Cash flows from financing activities:
Payments on mortgage note payable	(214)	(200)
Advances from affiliates	309	214
Repayment of advances from affiliates	(24)	--
Net cash provided by financing activities	71	14

Net increase (decrease) in cash and cash equivalents	72	(32)
Cash and cash equivalents at beginning of year	52	84

Cash and cash equivalents at end of year	$ 124	$ 52

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 483	$ 457

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006

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

Abandoned Units:

During 2006, the number of limited partnership units decreased by 2 units due to limited partners abandoning their units.  In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

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

	Years Ended December 31,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$ 256	$ 171
Property improvements and replacements	(424)	(243)
Payments on mortgage note payable	(214)	(200)
Changes in reserves for net operating liabilities	(96)	(60)
Changes in restricted escrows, net	19	11
Net cash used in operations	$ (459)	$ (321)

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the consolidated statements of operations and changes in partners' deficit for 2006 and 2005 was allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit was computed by dividing the net loss allocated to the limited partners by 17,341 units for 2006 and 17,343 units for 2005.

Other Reserves:

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 2006 was approximately $96,000, compared to a decrease of approximately $60,000 during 2005. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $119,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow:

Approximately $26,000 of replacement reserves is on deposit with the mortgage holder, as required by the mortgage agreement.

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2006 and 2005.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Deferred Costs:

Loan costs of approximately $275,000, net of accumulated amortization of approximately $65,000, are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense was approximately $14,000 for both of the years ended December 31, 2006 and 2005, and is included in interest expense. Amortization expense is expected to be approximately $14,000 for each of the years 2007 through 2011.

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

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $41,000 and $39,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $75,000 and $70,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 and $65,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $41,000 and $19,000, respectively. At December 31, 2006, approximately $141,000 in unpaid reimbursements and related accrued interest was due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $309,000 and $214,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense was approximately $63,000 and $28,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the year ended December 31, 2005. At December 31, 2006 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $794,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $22,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2006	Interest	Rate	Date	Maturity
Property	(in thousands)				(in thousands)

Governor's Park
Apartments
1st mortgage	$ 6,096	$ 55	7.12%	03/01/22	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 230
2008	247
2009	265
2010	284
2011	305
Thereafter	4,765
Total	$ 6,096

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Governor's Park
Apartments	$ 6,096	$ 714	$ 6,496	$ 1,796

Note D – Investment Property and Accumulated Depreciation

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciation
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Governor's Park
Apartments	$ 714	$8,292	$9,006	$5,262	1983	09/30/85	5-39

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 8,664	$ 8,440
Property improvements	424	243
Disposition of assets	(82)	(19)
Balance at end of year	$ 9,006	$ 8,664

Accumulated Depreciation
Balance at beginning of year	$ 5,009	$ 4,760
Additions charged to expense	297	259
Disposition of assets	(44)	(10)
Balance at end of year	$ 5,262	$ 5,009

The aggregate cost of investment property for Federal income tax purposes at December 31, 2006 and 2005 is approximately $9,481,000 and $9,210,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $7,458,000 and $7,264,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005
Net loss as reported	$ (39)	$ (156)
Add (deduct):
Depreciation differences	103	88
Unearned income	15	(17)
Casualty	(112)	--
Other	(9)	(27)
Federal taxable loss	$ (42)	$ (112)
Federal taxable income per limited
partnership unit	$ 16.70	$ 9.10

For 2006 and 2005, allocations under the Internal Revenue Code Section 704(b) b result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(3,078)
Buildings	475
Accumulated depreciation	(2,196)
Syndication fees	2,292
Other	51
Net liabilities – tax basis	$(2,456)

Note F – Casualty Events

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the year ended December 31, 2006, the property received approximately $150,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $112,000 due to the write-off of undepreciated damaged assets.

In December 2004, the Partnership's investment property, Governor’s Park Apartments, incurred water damage as a result of a frozen pipe. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $15,000, which included approximately $3,000 for lost rents, and wrote off undepreciated damaged assets of approximately $6,000.  As a result, the Partnership recognized a casualty gain of approximately $6,000 during the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The Corporate General Partner is Shelter Realty VII Corporation. The names and ages of, as well as the positions and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

Name and Address	Number of Units	Percentage of Total
Madison River Properties, LLC	2,180	12.57%
(an affiliate of AIMCO)
Cooper River Properties, LLC	1,450	8.36%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	7,303	42.12%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	247	1.42%
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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $75,000 and $70,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 and $65,000 for the years ended December 31, 2006 and 2005, respectively,  which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $41,000 and $19,000, respectively. At December 31, 2006, approximately $141,000 in unpaid reimbursements and accrued interest was due to the Corporate General Partner and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $309,000 and $214,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense was approximately $63,000 and $28,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the year ended December 31, 2005. At December 31, 2006 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $794,000 and is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $22,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $29,000 and $24,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $13,000 and $11,000 for 2006 and 2005, respectively.

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

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VII Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.