Form 10QSB
period 2007-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2007-05-14
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 52
Receivables and deposits		58
Restricted escrow		39
Other assets		266
Investment property:
Land	$ 714
Buildings and related personal property	8,364
	9,078
Less accumulated depreciation	(5,337)	3,741
		$ 4,156

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 67
Tenant security deposit liabilities		39
Accrued property taxes		54
Due to affiliates (Note C)		971
Other liabilities		104
Mortgage note payable		6,040

Partners' Deficit
General partners	$ (102)
Limited partners (17,343 units issued and 17,341
outstanding)	(3,017)	(3,119)
		$ 4,156

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 363	$ 342
Other income	35	30
Casualty gain (Note D)	--	54
Total revenues	398	426

Expenses:
Operating	184	149
General and administrative	24	23
Depreciation	75	69
Interest	135	127
Property taxes	21	20
Total expenses	439	388

Net (loss) income	$ (41)	$ 38

Net (loss) income allocated to general partners (1%)	$ --	$ --
Net (loss) income allocated to limited partners (99%)	(41)	38
	$ (41)	$ 38

Net (loss) income per limited partnership unit	$ (2.36)	$ 2.19

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2006	17,341	$ (102)	$(2,976)	$(3,078)

Net loss for the three months
ended March 31, 2007	--	--	(41)	(41)

Partners' deficit at
March 31, 2007	17,341	$ (102)	$(3,017)	$(3,119)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (41)	$ 38
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	75	69
Amortization of loan costs	3	3
Casualty gain	--	(54)
Change in accounts:
Receivables and deposits	(7)	1
Other assets	(24)	(20)
Accounts payable	36	12
Accrued property taxes	(15)	(15)
Tenant security deposit liabilities	2	(1)
Other liabilities	(17)	(10)
Due to affiliates	36	(17)
Net cash provided by operating activities	48	6

Cash flows from investing activities:
Property improvements and replacements	(51)	(109)
Net deposits to restricted escrow	(13)	(3)
Insurance proceeds received	--	89
Net cash used in investing activities	(64)	(23)

Cash flows from financing activities:
Payments on mortgage note payable	(56)	(52)
Advances from affiliates	--	68
Repayments of advances from affiliates	--	(24)
Net cash used in financing activates	(56)	(8)

Net decrease in cash and cash equivalents	(72)	(25)
Cash and cash equivalents at beginning of period	124	52
Cash and cash equivalents at end of period	$ 52	$ 27

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 108	$ 153
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 21	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the Partnership Agreement. However, "net cash used in operations" should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 48	$ 6
Payments on mortgage note payable	(56)	(52)
Property improvements and replacements	(51)	(109)
Changes in restricted escrow	(13)	(3)
Changes in reserves for net operating
liabilities	(11)	50

Net cash used in operations	$ (83)	$ (108)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $19,000 and $18,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $20,000 and $21,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $8,000 and $11,000, respectively. At March 31, 2007, approximately $156,000 in reimbursements and accrued interest was due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $68,000 to fund operations and capital improvements at Governor’s Park Apartments. There were no such advances during the three months ended March 31, 2007. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007) and interest expense was approximately $20,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the three months ended March 31, 2007. At March 31, 2007 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $815,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Governor's Park Apartments	96%	95%
Ft. Collins, Colorado

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $41,000 compared to net income of approximately $38,000 for the corresponding period in 2006.  The decrease in net income for the three months ended March 31, 2007 is due to an increase in total expenses and a decrease in total revenues. Total revenues decreased due to the recognition of a casualty gain in 2006 partially offset by increases in rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at Governor’s Park Apartments.  Other income increased due to increases in cleaning and damage fees and resident utility reimbursements.

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the three months ended March 31, 2006, the property received approximately $89,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $54,000 due to the write-off of undepreciated damaged assets.

Total expenses increased for the three months ended March 31, 2007 due to increases in operating, depreciation and interest expenses. Property tax and general and administrative expenses remained comparable for both periods.  Operating expense increased due to increases in advertising, property, and maintenance expenses.  Advertising expense increased due to an increase in web advertising.  Property expense increased due to increases in payroll and related benefits.  Maintenance expense increased due to an increase in interior building improvements.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments. Interest expense increased due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the rate charged on such advances partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the outstanding balance of the mortgage.

Included in general and administrative expenses are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $52,000 compared to approximately $27,000 at March 31, 2006. Cash and cash equivalents decreased approximately $72,000 since December 31, 2006 due to approximately $64,000 and $56,000 of cash used in investing and financing activities, respectively, partially offset by approximately $48,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor’s Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $68,000 to fund operations and capital improvements at Governor’s Park Apartments. There were no such advances during the three months ended March 31, 2007. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007) and interest expense was approximately $20,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the three months ended March 31, 2007. At March 31, 2007 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $815,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”.

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

Governor’s Park Apartments: During the three months ended March 31, 2007, the Partnership completed approximately $72,000 of capital improvements at Governor’s Park Apartments consisting primarily of plumbing fixtures, grounds lighting, office computers and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $6,040,000 is being amortized over 240 months with a maturity date of March 1, 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10(iii)(k)

Multifamily Note secured by a Mortgage or Deed of Trust dated February 6, 2002, between Governor's Park Apartments VII Limited Partnership and ARCS Commercial Mortgage Co., L.P. related to Governor's Park Apartments (filed with Form 10-KSB of Registrant filed on March 22, 2002 and incorporated herein by reference).

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VII Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.