Form 10QSB
period 2007-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2007-08-14
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 31
Receivables and deposits		56
Restricted escrow		53
Other assets		257
Investment property:
Land	$ 714
Buildings and related personal property	8,428
	9,142
Less accumulated depreciation	(5,414)	3,728
		$ 4,125

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 72
Tenant security deposit liabilities		41
Accrued property taxes		38
Other liabilities		102
Due to affiliates (Note B)		1,073
Mortgage note payable		5,983

Partners' Deficit
General partners	$ (103)
Limited partners (17,343 units issued and 17,341
outstanding)	(3,081)	(3,184)
		$ 4,125

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 365	$ 338	$ 728	$ 680
Other income	51	31	86	61
Total revenues	416	369	814	741

Expenses:
Operating	220	173	404	322
General and administrative	27	21	51	44
Depreciation	77	72	152	141
Interest	135	130	270	257
Property taxes	22	21	43	41
Total expenses	481	417	920	805
Casualty gain (Note C)	--	--	--	54

Net loss	$ (65)	$ (48)	$ (106)	$ (10)

Net loss allocated to general
partners (1%)	$ (1)	$ --	$ (1)	$ --
Net loss allocated to limited
partners (99%)	(64)	(48)	(105)	(10)

	$ (65)	$ (48)	$ (106)	$ (10)

Net loss per limited partnership
unit	$ (3.69)	$ (2.77)	$ (6.06)	$ (0.58)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2006	17,341	$ (102)	$(2,976)	$(3,078)

Net loss for the six months
ended June 30, 2007	--	(1)	(105)	(106)

Partners' deficit at
June 30, 2007	17,341	$ (103)	$(3,081)	$(3,184)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (106)	$ (10)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	152	141
Amortization of loan costs	7	7
Casualty gain	--	(54)
Change in accounts:
Receivables and deposits	(5)	(2)
Other assets	(19)	(23)
Accounts payable	23	18
Tenant security deposit liabilities	(80)	1
Accrued property taxes	(31)	(30)
Other liabilities	65	(3)
Due to affiliates	74	8
Net cash provided by operating activities	80	53

Cash flows from investing activities:
Property improvements and replacements	(97)	(274)
Insurance proceeds received	--	89
Net deposits to restricted escrow	(27)	(16)
Net cash used in investing activities	(124)	(201)

Cash flows from financing activities:
Payments on mortgage note payable	(113)	(105)
Advances from affiliates	64	238
Repayment of advances from affiliates	--	(24)
Net cash (used in) provided by financing activities	(49)	109

Net decrease in cash and cash equivalents	(93)	(39)
Cash and cash equivalents at beginning of period	124	52
Cash and cash equivalents at end of period	$ 31	$ 13

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 215	$ 261

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 39	$ 20

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $40,000 and $36,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $37,000 and $48,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $12,000 and $29,000, respectively. At June 30, 2007, approximately $173,000 in reimbursements and accrued interest was due to the Corporate General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2007 and 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $64,000 and $238,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007) and interest expense was approximately $42,000 and $26,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the six months ended June 30, 2007. At June 30, 2007 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $900,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to June 30, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $79,000 to fund operations at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $50,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Gain

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Governor's Park Apartments	96%	94%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $65,000 and $106,000, respectively, compared to net loss of approximately $48,000 and $10,000 for the corresponding periods in 2006. The increase in net loss for the three months ended June 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in net loss for the six months ended June 30, 2007 is due to an increase in total expenses and a decrease in casualty gain partially offset by an increase in total revenues.

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the six months ended June 30, 2006, the property received approximately $89,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $54,000 due to the write-off of undepreciated damaged assets.

Total revenues increased for the three and six month periods ended June 30, 2007 due to increases in rental income and other income. Rental income increased due to an increase in occupancy and the average rental rate at the Partnership’s investment property. Other income increased due to an increase in cleaning and damage fees, lease cancellation fees and resident utility payments.

Total expenses increased for the three and six month periods ended June 30, 2007 due to increases in operating, general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for both periods. Operating expense increased for both periods due to increases in advertising, property, administrative, and maintenance expenses. Advertising expense increased due to increases in web advertising. Property expense increased due to increases in utility expenses and payroll and related benefits. Administrative expenses increased due to increases in tenant application costs and training and travel expenses. Maintenance expense increased due to an increase in interior building improvements.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments. Interest expense increased due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the rate charged on such advances partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the outstanding balance of the mortgage.

General and administrative expenses increased for the three and six months ended June 30, 2007 due to an increase in the costs of services included in management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $31,000 compared to approximately $13,000 at June 30, 2006. Cash and cash equivalents decreased approximately $93,000 since December 31, 2006 due to approximately $124,000 and $49,000 of cash used in investing and financing activities, respectively, partially offset by approximately $80,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow. Cash used in financing activities consisted of principal payments on the mortgage encumbering Governor’s Park Apartments partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2007 and 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $64,000 and $238,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007) and interest expense was approximately $42,000 and $26,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006 the Partnership paid approximately $65,000 in advances and accrued interest. There were no such payments during the six months ended June 30, 2007. At June 30, 2007 the total balance of advances and accrued interest due to the Corporate General Partner was approximately $900,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”. Subsequent to June 30, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $79,000 to fund operations at the Partnership’s investment property.

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

Governor’s Park Apartments: During the six months ended June 30, 2007, the Partnership completed approximately $136,000 of capital improvements at Governor’s Park Apartments consisting primarily of plumbing fixtures, major landscaping, interior lighting, grounds lighting, office computers, and water heater, air conditioning, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the property of approximately $5,983,000 is being amortized over 240 months with a maturity date of March 1, 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 80	$ 53
Payments on mortgage notes payable	(113)	(105)
Property improvements and replacements	(97)	(274)
Changes in restricted escrow	(27)	(16)
Changes in reserves for net operating
liabilities	(27)	31

Net cash used in operations	$ (184)	$ (311)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty VII Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties VII Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.