Form 10QSB
period 2007-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2007-11-13
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 226
Receivables and deposits		63
Restricted escrow		19
Other assets		294
Investment property:
Land	$ 714
Buildings and related personal property	8,565
	9,279
Less accumulated depreciation	(5,493)	3,786
		$ 4,388

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 38
Tenant security deposit liabilities		40
Accrued property taxes		57
Other liabilities		108
Mortgage notes payable (Note D)		8,225

Partners' Deficit
General partners	$ (104)
Limited partners (17,341 units issued and
outstanding)	(3,976)	(4,080)
		$ 4,388

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 378	$ 352	$ 1,106	$ 1,032
Other income	46	37	132	98
Total revenues	424	389	1,238	1,130

Expenses:
Operating	185	205	589	527
General and administrative	44	24	95	68
Depreciation	79	78	231	219
Interest	144	134	414	391
Property taxes	18	18	61	59
Total expenses	470	459	1,390	1,264

Casualty gain (Note C)	--	58	--	112

Net loss	$ (46)	$ (12)	$ (152)	$ (22)

Net loss allocated to general
partners (1%)	$ --	$ --	$ (2)	$ --
Net loss allocated to limited
partners (99%)	(46)	(12)	(150)	(22)

	$ (46)	$ (12)	$ (152)	$ (22)

Net loss per limited partnership
unit	$ (2.65)	$ (0.69)	$ (8.65)	$ (1.27)

Distribution per limited
partnership unit	$ 49.02	$ --	$ 49.02	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2006	17,341	$ (102)	$(2,976)	$(3,078)

Distribution to partners	--	--	(850)	(850)

Net loss for the nine months
ended September 30, 2007	--	(2)	(150)	(152)

Partners' deficit at
September 30, 2007	17,341	$ (104)	$(3,976)	$(4,080)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (152)	$ (22)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	231	219
Amortization of loan costs	11	10
Casualty gain	--	(112)
Change in accounts:
Receivables and deposits	(12)	1
Other assets	(13)	(18)
Accounts payable	7	16
Tenant security deposit liabilities	3	(2)
Accrued property taxes	(12)	(11)
Due to affiliates	(198)	39
Other liabilities	(13)	34
Net cash (used in) provided by operating activities	(148)	154

Cash flows from investing activities:
Property improvements and replacements	(252)	(362)
Insurance proceeds received	--	150
Net withdrawals from (deposits to) restricted escrow	7	(30)
Net cash used in investing activities	(245)	(242)

Cash flows from financing activities:
Payments on mortgage note payable	(171)	(159)
Proceeds from mortgage note payable	2,300	--
Loan costs paid	(47)	--
Distribution to partners	(850)	--
Advances from affiliate	188	261
Repayment of advances from affiliate	(925)	(24)
Net cash provided by financing activities	495	78

Net increase (decrease) in cash and cash equivalents	102	(10)
Cash and cash equivalents at beginning of period	124	52
Cash and cash equivalents at end of period	$ 226	$ 42

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 467	$ 372
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 21	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $55,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $56,000 and $78,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $21,000 and $48,000, respectively.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $188,000 and $261,000, respectively, to fund financing costs related to the second mortgage obtained on Governor’s Park Apartments, operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% and interest expense was approximately $60,000 and $44,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 the Partnership repaid the outstanding principal and accrued interest due of approximately $1,042,000 with proceeds from the second mortgage obtained on Governor’s Park Apartments.  During the nine months ended September 30, 2006 the Partnership repaid approximately $65,000 in advances and accrued interest. At September 30, 2007, there were no outstanding advances or associated accrued interest due to affiliates of the Corporate General Partner.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Gain

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the nine months ended September 30, 2006, the Partnership received approximately $150,000 in insurance proceeds to repair the damaged units.  The Partnership recorded a casualty gain of approximately $112,000 due to the receipt of insurance proceeds, partially offset by the write-off of undepreciated damaged assets.

Note D – Mortgage Financing

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $2,300,000 on Governor’s Park Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $14,000 beginning on October 1, 2007 through the March 1, 2020 maturity date with a balloon payment of approximately $1,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to March 1, 2021.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $47,000 and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Governor’s Park Apartments. The modification of terms consisted of a fixed interest rate of 7.12%, monthly payments of principal and interest of approximately $40,000, commencing October 1, 2007 through its maturity of March 1, 2022, with a balloon payment of approximately $4,500,000 due at maturity. The previous terms consisted of monthly payments of principal and interest of approximately $55,000 with a fixed interest rate of 7.12% through its maturity of March 1, 2022, at which time the loan was scheduled to be fully amortized.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $46,000 and $152,000, respectively, compared to net loss of approximately $12,000 and $22,000, respectively, for the corresponding periods in 2006. The increase in net loss for both periods is due to an increase in total expenses and a decrease in casualty gain, partially offset by an increase in total revenues.

In December 2005, the Partnership's investment property, Governor’s Park Apartments, incurred fire damage to three apartment units. During the nine months ended September 30, 2006, the property received approximately $150,000 in insurance proceeds to repair the damaged units. The Partnership recorded a casualty gain of approximately $112,000 due to the receipt of insurance proceeds, partially offset by the write-off of undepreciated damaged assets.

Total expenses increased for the three months ended September 30, 2007 due to increases in interest and general and administrative expenses, partially offset by a decrease in operating expense. Depreciation expense remained relatively constant for the three months ended September 30, 2007. Total expenses increased for the nine months ended September 30, 2007 due to increases in operating, general and administrative, depreciation and interest expenses.  Property tax expense remained relatively constant for both periods. Operating expense decreased for the three months ended September 30, 2007 primarily due to decreases in utilities and salaries and related benefits at Governor’s Park Apartments. Operating expense increased for the nine months ended September 30, 2007 primarily due to increases in contract services and routine repairs and maintenance at Governor’s Park Apartments.  Depreciation expense increased for the nine months ended September 30, 2007 due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments. Interest expense increased for both periods due to a higher average debt balance as a result of the second mortgage obtained on the property, partially offset by a decrease in interest expense on the first mortgage encumbering the investment property as a result of scheduled principal payments which reduced the outstanding balance of the mortgage. Also contributing to the increase in interest expense for the nine months ended September 30, 2007 was an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the rate charged on such advances.

General and administrative expenses increased for the three and nine months ended September 30, 2007 due to an increase in the costs of services included in management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the modification of the existing mortgage encumbering Governor’s Park Apartments. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and nine months ended September 30, 2007 due to increases in both rental and other income. Rental income increased for both periods primarily due to increases in occupancy and the average rental rate at the Partnership’s investment property. Other income increased for both periods primarily due to increases in lease cancellation fees and resident utility payments at the property.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $226,000, compared to approximately $42,000 at September 30, 2006.   Cash and cash equivalents increased approximately $102,000, from December 31, 2006, due to approximately $495,000 of cash provided by financing activities, partially offset by approximately $245,000 and $148,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on the Partnership’s investment property and advances from an affiliate of the Corporate General Partner, partially offset by repayment of advances from an affiliate, a distribution to partners, principal payments on the first mortgage encumbering Governor’s Park Apartments and loan costs paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $188,000 and $261,000, respectively, to fund financing costs related to the second mortgage obtained on Governor’s Park Apartments, operations and capital improvements at Governor’s Park Apartments. Interest is charged at the prime rate plus 2% and interest expense was approximately $60,000 and $44,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 the Partnership repaid the outstanding principal and accrued interest due of approximately $1,042,000 with proceeds from the second mortgage obtained on Governor’s Park Apartments.  During the nine months ended September 30, 2006 the Partnership repaid approximately $65,000 in advances and accrued interest. At September 30, 2007, there were no outstanding advances or associated accrued interest due to affiliates of the Corporate General Partner.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $273,000 of capital improvements at Governor’s Park Apartments, consisting primarily of plumbing upgrades, major landscaping, interior improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $2,300,000 on Governor’s Park Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $14,000 beginning on October 1, 2007 through the March 1, 2020 maturity date with a balloon payment of approximately $1,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to March 1, 2021.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $47,000 and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Governor’s Park Apartments. The modification of terms consisted of a fixed interest rate of 7.12%, monthly payments of principal and interest of approximately $40,000, commencing October 1, 2007 through its maturity of March 1, 2022, with a balloon payment of approximately $4,500,000 due at maturity. The previous terms consisted of monthly payments of principal and interest of approximately $55,000 with a fixed interest rate of 7.12% through its maturity of March 1, 2022, at which time the loan was scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine months Ended	Partnership	Nine months Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Financing (1)	$850	$49.02	$ --	$ --

(1)

Proceeds from the April 2002 refinancing of the first mortgage and the August 2007 second mortgage obtained on Governor’s Park Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2007 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash (used in) provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Nine months ended
	September 30,
	2007	2006
	(in thousands)
Net cash (used in) provided by operating activities	$ (148)	$ 154
Payments on mortgage note payable	(171)	(159)
Property improvements and replacements	(252)	(362)
Changes in restricted escrow	7	(30)
Changes in reserves for net operating
liabilities	238	(59)

Net cash used in operations	$ (326)	$ (456)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

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

10(iii)(l)

Multifamily Note dated August 31, 2007 between Governor’s Park Apartments VII Limited Partnership, a South Carolina limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10(iii)(m)

Amended and Restated Multifamily Note dated August 31, 2007 between Governor’s Park Apartments VII Limited Partnership, a South Carolina limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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