Form 10KSB
period 2007-12-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2008-03-26
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  Yes []  No [x]

State issuer's revenues for its most recent fiscal year.  $1,668,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected property. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of the property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in a property:

Date of
Property	Purchase	Type of Ownership	Use

Governor's Park Apartments	09/30/85	Fee ownership, subject to	Apartment
Ft. Collins, Colorado		first and second mortgages (1)	188 units

(1)

Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis as of December 31, 2007.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Governor's Park
Apartments	$ 9,416	$ 5,580	5-39 yrs	S/L	$ 2,212

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Governor's Park
Apartments
1st mortgage	$ 5,911	7.12%	360 months	03/01/22	$ 4,500
2nd mortgage	2,293	5.93%	360 months	03/01/20	1,791
	$ 8,204				$ 6,291

(1)

Fixed rate mortgages.

(2)

See "Note C – Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership’s ability to prepay the loans and other specific information about the loans.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $2,300,000 on Governor’s Park Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $14,000 beginning on October 1, 2007 through the March 1, 2020 maturity date with a balloon payment of approximately $1,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to March 1, 2021.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the second mortgage were approximately $59,000.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the Partnership's property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Governor's Park Apartments	$ 8,223	$ 7,827	96%	94%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)

Governor's Park Apartments	$ 68	8.67%

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $410,000 in capital improvements at Governor’s Park Apartments, consisting primarily of plumbing upgrades, building improvements, major landscaping, interior improvements, kitchen and bath upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Corporate General Partner, and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 17,343 limited partnership units ("Units"), including 100 Units purchased by the Corporate General Partner for proceeds aggregating $17,343,000. The Partnership currently has 666 holders of record owning an aggregate of 17,341 Units. Affiliates of the Corporate General Partner owned 11,180 Units or approximately 64.47% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Financing (1)	$850	$49.02	$ --	$ --

(1)

Proceeds from the April 2002 refinancing of the first mortgage and the August 2007 second mortgage obtained on Governor’s Park Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 Units in the Partnership representing 64.47% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2007 was approximately $202,000, compared to net loss of approximately $39,000 for the year ended December 31, 2006. The increase in net loss is due to an increase in total expenses and the recognition of a casualty gain during 2006, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation, interest and general and administrative expenses.  Property tax expense remained relatively constant for the year ended December 31, 2007.  Operating expenses increased primarily due to increases in salaries and related benefits, contract services and routine repairs and maintenance at Governor’s Park Apartments.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments. Interest expense increased due to a higher average debt balance as a result of the second mortgage obtained on the property, partially offset by a decrease in interest expense on the first mortgage encumbering the investment property as a result of scheduled principal payments, which reduced the outstanding balance of the mortgage.

General and administrative expenses increased primarily due to increases in the costs of services included in management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the modification of the existing mortgage encumbering Governor’s Park Apartments. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Total revenues increased due to increases in both rental and other income. Rental income increased primarily due to increases in occupancy and the average rental rate at the Partnership’s investment property. Other income increased primarily due to increases in lease cancellation fees, late charges, pet fees and resident utility payments at the property.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $155,000, compared to approximately $124,000 at December 31, 2006.   Cash and cash equivalents increased approximately $31,000 due to approximately $462,000 of cash provided by financing activities, partially offset by approximately $361,000 and $70,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on the Partnership’s investment property and advances from an affiliate of the Corporate General Partner, partially offset by the repayment of advances from an affiliate of the Corporate General Partner, a distribution to partners, principal payments on the mortgages encumbering Governor’s Park Apartments and loan costs paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $2,300,000 on Governor’s Park Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $14,000 beginning on October 1, 2007 through the March 1, 2020 maturity date with a balloon payment of approximately $1,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to March 1, 2021.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $59,000 and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

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

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Financing (1)	$850	$49.02	$ --	$ --

(1)

Proceeds from the April 2002 refinancing of the first mortgage and the August 2007 second mortgage obtained on Governor’s Park Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash (used in) provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 7. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Years ended
	December 31 30,
	2007	2006
	(in thousands)
Net cash (used in) provided by operating activities	$ (70)	$ 256
Payments on mortgage notes payable	(192)	(214)
Property improvements and replacements	(382)	(424)
Changes in restricted escrow, net	21	19
Changes in reserves for net operating
liabilities	201	(96)

Net cash used in operations	$ (422)	$ (459)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 2007 was approximately $201,000, compared to a decrease of approximately $96,000 during 2006. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties VII Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties VII Limited Partnership as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties VII Limited Partnership at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 20, 2008

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 155
Receivables and deposits		59
Restricted escrow		5
Other assets		290
Investment property (Notes C and D):
Land	$ 714
Buildings and personal property	8,702
	9,416
Less accumulated depreciation	(5,580)	3,836
		$ 4,345

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 41
Tenant security deposit liabilities		41
Accrued property taxes		68
Other liabilities		121
Mortgage notes payable (Note C)		8,204

Partners' Deficit
General partners	$ (104)
Limited partners (17,343 units issued and 17,341
outstanding)	(4,026)	(4,130)
		$ 4,345

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 1,486	$ 1,388
Other income	182	134
Total revenues	1,668	1,522

Expenses:
Operating	802	686
General and administrative	122	91
Depreciation	318	297
Interest	556	526
Property taxes	72	73
Total expenses	1,870	1,673

Casualty gain (Note F)	--	112

Net loss (Note E)	$ (202)	$ (39)

Net loss allocated to general partners (1%)	$ (2)	$ --
Net loss allocated to limited partners (99%)	(200)	(39)

	$ (202)	$ (39)

Net loss per limited partnership unit	$(11.53)	$ (2.25)

Distribution per limited partnership unit	$ 49.02	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2005	17,343	$ (102)	$(2,937)	$(3,039)

Abandonment of Units (Note A)	(2)	--	--	--

Net loss for the year ended
December 31, 2006	--	--	(39)	(39)

Partners' deficit at
December 31, 2006	17,341	(102)	(2,976)	(3,078)

Distribution to partners	--	--	(850)	(850)

Net loss for the year ended
December 31, 2007	--	(2)	(200)	(202)

Partners’ deficit at
December 31, 2007	17,341	$ (104)	$(4,026)	$(4,130)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (202)	$ (39)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	318	297
Amortization of loan costs	15	14
Casualty gain	--	(112)
Change in accounts:
Receivables and deposits	(8)	(1)
Other assets	(1)	1
Accounts payable	3	1
Tenant security deposit liabilities	4	(1)
Accrued property taxes	(1)	2
Other liabilities	--	22
Due to affiliates	(198)	72
Net cash (used in) provided by operating activities	(70)	256

Cash flows from investing activities:
Property improvements and replacements	(382)	(424)
Net withdrawals from restricted escrow	21	19
Insurance proceeds received	--	150
Net cash used in investing activities	(361)	(255)

Cash flows from financing activities:
Payments on mortgage notes payable	(192)	(214)
Proceeds from mortgage note payable	2,300	--
Loan costs paid	(59)	--
Distribution to partners	(850)	--
Advances from affiliate	188	309
Repayment of advances from affiliate	(925)	(24)
Net cash provided by financing activities	462	71

Net increase in cash and cash equivalents	31	72
Cash and cash equivalents at beginning of year	124	52

Cash and cash equivalents at end of year	$ 155	$ 124

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 605	$ 483

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 28	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Abandoned Units:

During 2006, the number of limited partnership units (the “Units”) decreased by 2 units due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Reclassifications:

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the consolidated statements of operations and changes in partners' deficit for 2007 and 2006 was allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit was computed by dividing the net loss allocated to the limited partners by 17,341 Units for both 2007 and 2006.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $137,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow:

Approximately $5,000 of replacement reserves is on deposit with the mortgage lender, as required by the first mortgage agreement.

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2007 and 2006.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs:

Loan costs of approximately $334,000, net of accumulated amortization of approximately $80,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $15,000 and $14,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense. Amortization expense is expected to be approximately $18,000 for each of the years 2008 through 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

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

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $44,000 and $41,000 for the years ended December 31, 2007 and 2006, respectively, were charged to operating expense.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $82,000 and $75,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $87,000 and $82,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for each of the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $41,000.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $188,000 and $309,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest was charged at the prime rate plus 2% and interest expense was approximately $60,000 and $63,000 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006 the Partnership repaid approximately $1,042,000 and $65,000, respectively, in advances and accrued interest. At December 31, 2007, there were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 Units in the Partnership representing 64.47% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2007	Interest	Rate	Date	Maturity
Property	(in thousands)				(in thousands)

Governor's Park
Apartments
1st mortgage	$ 5,911	$ 40	7.12%	03/01/22	$ 4,500
2nd mortgage	2,293	14	5.93%	03/01/20	1,791
	$ 8,204	$ 54			$ 6,291

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $2,300,000 on Governor’s Park Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $14,000 beginning on October 1, 2007 through the March 1, 2020 maturity date with a balloon payment of approximately $1,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to March 1, 2021.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $59,000 and are included in other assets.

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

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 89
2009	95
2010	102
2011	109
2012	116
Thereafter	7,693
Total	$8,204

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Governor's Park
Apartments	$ 8,204	$ 714	$ 6,496	$ 2,206

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Governor's Park
Apartments	$ 714	$8,702	$9,416	$5,580	1983	09/30/85	5-39 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$ 9,006	$ 8,664
Property improvements	410	424
Disposition of assets	--	(82)
Balance at end of year	$ 9,416	$ 9,006

Accumulated Depreciation
Balance at beginning of year	$ 5,262	$ 5,009
Additions charged to expense	318	297
Disposition of assets	--	(44)
Balance at end of year	$ 5,580	$ 5,262

The aggregate cost of investment property for Federal income tax purposes at December 31, 2007 and 2006 is approximately $9,895,000 and $9,481,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $7,683,000 and $7,458,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2007	2006
Net loss as reported	$ (202)	$ (39)
Add (deduct):
Depreciation differences	93	103
Unearned income	(16)	15
Casualty	--	(112)
Other	9	(9)
Federal taxable loss	$ (116)	$ (42)
Federal taxable (loss) income per limited
partnership unit	$ (6.65)	$ 16.70

For 2007 and 2006, allocations under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(4,130)
Buildings	479
Accumulated depreciation	(2,103)
Syndication fees	2,292
Other	40
Net liabilities – tax basis	$(3,422)

Note F – Casualty Gain

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Corporate General Partner in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the years ended December 31, 2007 and 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2007.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $82,000 and $75,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $87,000 and $82,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property for each of the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $41,000.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $188,000 and $309,000, respectively, to fund operations and capital improvements at Governor’s Park Apartments. Interest was charged at the prime rate plus 2% and interest expense was approximately $60,000 and $63,000 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006 the Partnership repaid approximately $1,042,000 and $65,000, respectively, in advances and accrued interest. At December 31, 2007, there were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $40,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 Units in the Partnership representing 64.47% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $29,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $13,000 for both 2007 and 2006.

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

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 25, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2008
Stephen B. Waters

SHELTER PROPERTIES VII LIMITED PARTNERSHIP
EXHIBIT INDEX

Exhibit

Description of Exhibit

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