Form 10-Q
period 2008-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2008-05-13
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 105	$ 155
Receivables and deposits	59	59
Restricted escrow	18	5
Other assets	310	290
Investment property:
Land	714	714
Buildings and related personal property	8,755	8,702
	9,469	9,416
Less accumulated depreciation	(5,671)	(5,580)
	3,798	3,836
	$ 4,290	$ 4,345

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 59	$ 41
Tenant security deposit liabilities	42	41
Accrued property taxes	52	68
Other liabilities	117	121
Mortgage notes payable	8,182	8,204
	8,452	8,475

Partners' Deficit
General partners	(104)	(104)
Limited partners (17,341 units outstanding)	(4,058)	(4,026)
	(4,162)	(4,130)
	$ 4,290	$ 4,345

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 389	$ 363
Other income	38	35
Total revenues	427	398

Expenses:
Operating	174	184
General and administrative	29	24
Depreciation	91	75
Interest	144	135
Property taxes	21	21
Total expenses	459	439

Net loss	$ (32)	$ (41)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(32)	(41)
	$ (32)	$ (41)

Net loss per limited partnership unit	$ (1.85)	$ (2.36)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2007	17,341	$ (104)	$(4,026)	$(4,130)

Net loss for the three months
ended March 31, 2008	--	--	(32)	(32)

Partners' deficit at
March 31, 2008	17,341	$ (104)	$(4,058)	$(4,162)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (32)	$ (41)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	91	75
Amortization of loan costs	5	3
Change in accounts:
Receivables and deposits	--	(7)
Other assets	(25)	(24)
Accounts payable	35	36
Accrued property taxes	(16)	(15)
Tenant security deposit liabilities	1	2
Other liabilities	(4)	(17)
Due to affiliates	--	36
Net cash provided by operating activities	55	48

Cash flows from investing activities:
Property improvements and replacements	(70)	(51)
Net deposits to restricted escrow	(13)	(13)
Net cash used in investing activities	(83)	(64)

Cash flows used in financing activities:
Payments on mortgage notes payable	(22)	(56)

Net decrease in cash and cash equivalents	(50)	(72)
Cash and cash equivalents at beginning of period	155	124
Cash and cash equivalents at end of period	$ 105	$ 52

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 139	$ 108
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 11	$ 21

At December 31, 2007, accounts payable included approximately $28,000 of property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $19,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $16,000 and $20,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000 and $8,000, respectively.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, has advanced the Partnership cash to fund operations and capital improvements at Governor’s Park Apartments prior to 2007. There were no such advances during the three months ended March 31, 2008 or 2007. Interest was charged at the prime rate plus 2% and interest expense was approximately $20,000 for the three months ended March 31, 2007.  The entire advance balance and associated accrued interest were repaid during the third quarter of 2007 from proceeds from the second mortgage obtained on Governor’s Park Apartments.  At March 31, 2008 and December 31, 2007, there were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $32,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $40,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Governor's Park Apartments	98%	96%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 and 2007 was approximately $32,000 and $41,000, respectively.  The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income.  Rental income increased due to increases in occupancy and the average rental rate at Governor’s Park Apartments.  Other income remained relatively constant for the comparable periods.

Total expenses increased due to increases in depreciation and interest expenses, partially offset by a decrease in operating expenses. General and administrative and property tax expenses remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months, which are now being depreciated. Interest expense increased due to a higher average debt balance as a result of the second mortgage obtained on the property, partially offset by a decrease in interest on advances from AIMCO Properties, L.P. as a result of the repayment of the advance balance during the third quarter of 2007. Operating expenses decreased primarily due to a decrease in repairs resulting from minor casualties which occurred during the three months ended March 31, 2007.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $105,000, compared to approximately $52,000 at March 31, 2007. Cash and cash equivalents decreased approximately $50,000, from December 31, 2007, due to approximately $83,000 and $22,000 of cash used in investing and financing activities, respectively, partially offset by approximately $55,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Governor’s Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2008, the Partnership completed approximately $53,000 of capital improvements at Governor’s Park Apartments, consisting primarily of kitchen and bath improvements, interior improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

No distributions were made to the partners during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

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

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 55	$ 48
Payments on mortgage notes payable	(22)	(56)
Property improvements and replacements	(70)	(51)
Changes in restricted escrow, net	(13)	(13)
Changes in reserves for net operating
liabilities	9	(11)

Net cash used in operations	$ (41)	$ (83)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Item 4.

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

(b)

Changes in Internal Control Over Financial Reporting

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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

10

(i)

(b)

Purchase Agreement dated January 14, 1985, between NFC/TDM Joint Venture and U.S. Shelter Corporation to acquire Governor's Park Apartments. [Filed as Exhibit 10(F) to Post-Effective Amendment No. 2 of Registration Statement No. 2-94604 of the Registrant filed June 27, 1985 and incorporated herein by reference].

10

(iii)

(l)

Multifamily Note dated August 31, 2007 between Governor’s Park Apartments VII Limited Partnership, a South Carolina limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10

(iii)

(m)

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