Form 10-Q
period 2008-06-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2008-08-14
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

[ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 107	$ 155
Receivables and deposits	59	59
Restricted escrow	4	5
Other assets	291	290
Investment property:
Land	714	714
Buildings and related personal property	8,789	8,702
	9,503	9,416
Less accumulated depreciation	(5,764)	(5,580)
	3,739	3,836
	$ 4,200	$ 4,345

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 21	$ 41
Tenant security deposit liabilities	39	41
Accrued property taxes	36	68
Other liabilities	123	121
Mortgage notes payable	8,160	8,204
	8,379	8,475

Partners' Deficit
General partners	(104)	(104)
Limited partners (17,341 units outstanding)	(4,075)	(4,026)
	(4,179)	(4,130)
	$ 4,200	$ 4,345

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 389	$ 365	$ 778	$ 728
Other income	54	51	92	86
Total revenues	443	416	870	814

Expenses:
Operating	178	220	352	404
General and administrative	26	27	55	51
Depreciation	93	77	184	152
Interest	143	135	287	270
Property taxes	20	22	41	43
Total expenses	460	481	919	920

Net loss	$ (17)	$ (65)	$ (49)	$ (106)

Net loss allocated to general
partners (1%)	$ --	$ (1)	$ --	$ (1)
Net loss allocated to limited
partners (99%)	(17)	(64)	(49)	(105)

	$ (17)	$ (65)	$ (49)	$ (106)

Net loss per limited partnership
unit	$ (0.98)	$ (3.69)	$ (2.83)	$ (6.06)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2007	17,341	$ (104)	$(4,026)	$(4,130)

Net loss for the six months
ended June 30, 2008	--	--	(49)	(49)

Partners' deficit at
June 30, 2008	17,341	$ (104)	$(4,075)	$(4,179)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (49)	$ (106)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	184	152
Amortization of loan costs	9	7
Change in accounts:
Receivables and deposits	--	(5)
Other assets	(10)	(19)
Accounts payable	(5)	23
Tenant security deposit liabilities	(2)	(80)
Accrued property taxes	(32)	(31)
Other liabilities	2	65
Due to affiliates	--	74
Net cash provided by operating activities	97	80

Cash flows from investing activities:
Property improvements and replacements	(102)	(97)
Net withdrawals from (deposits to) restricted escrow	1	(27)
Net cash used in investing activities	(101)	(124)

Cash flows from financing activities:
Payments on mortgage notes payable	(44)	(113)
Advances from affiliate	--	64
Net cash used in financing activities	(44)	(49)

Net decrease in cash and cash equivalents	(48)	(93)
Cash and cash equivalents at beginning of period	155	124
Cash and cash equivalents at end of period	$ 107	$ 31

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 278	$ 215

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 13	$ 39

At December 31, 2007, accounts payable included approximately $28,000 of property improvements and replacements which are included in property improvements and replacements for the six months ended June 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $40,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $37,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $6,000 and $12,000, respectively.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $64,000 to fund operations and capital improvements at Governor’s Park Apartments. There were no such advances during the six months ended June 30, 2008. Interest was charged at the prime rate plus 2% and interest expense was approximately $42,000 for the six months ended June 30, 2007.  The entire advance balance and associated accrued interest were repaid during the third quarter of 2007 from proceeds from the second mortgage obtained on Governor’s Park Apartments.  At June 30, 2008 and December 31, 2007, there were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $32,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $40,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.

The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $17,000 and $49,000, respectively, compared to net losses of approximately $65,000 and $106,000 for the corresponding periods in 2007. The decrease in net loss for the three months ended June 30, 2008 is due to an increase in total revenues and a decrease in total expenses. The decrease in net loss for the six months ended June 30, 2008 is due to an increase in total revenues. Total revenues increased for both the three and six month periods ended June 30, 2008 due to an increase in rental income. Other income remained relatively constant for both periods. Rental income increased for both periods due to increases in occupancy and the average rental rate at the Partnership’s investment property.

Total expenses decreased for the three months ended June 30, 2008 due to a decrease in operating expense, partially offset by increases in depreciation and interest expenses. Total expenses remained relatively constant for the six months ended June 30, 2008 as a decrease in operating expenses was offset by increases in depreciation and interest expenses. Property tax and general and administrative expenses remained comparable for both periods.  Operating expenses decreased for both periods primarily due to a decrease in repairs resulting from minor casualties which occurred during the three and six months ended June 30, 2007. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments. Interest expense increased for both periods due to a higher average debt balance as a result of the second mortgage obtained on the property, partially offset by a decrease in interest on advances from AIMCO Properties, L.P. as a result of the repayment of the advance balance during the third quarter of 2007.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $107,000, compared to approximately $31,000 at June 30, 2007. Cash and cash equivalents decreased approximately $48,000, from December 31, 2007, due to approximately $101,000 and $44,000 of cash used in investing and financing activities, respectively, partially offset by approximately $97,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Governor’s Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2008, the Partnership completed approximately $87,000 of capital improvements at Governor’s Park Apartments, consisting primarily of kitchen and bath improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

No distributions were made to the partners during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sale, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

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

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 97	$ 80
Payments on mortgage notes payable	(44)	(113)
Property improvements and replacements	(102)	(97)
Changes in restricted escrow, net	1	(27)
Changes in reserves for net operating
liabilities	47	(27)

Net cash used in operations	$ (1)	$ (184)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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