Form 10-Q
period 2008-09-30
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2008-11-14
CIK 758009

STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets held for sale
Cash and cash equivalents	$ 123	$ 155
Receivables and deposits	58	59
Restricted escrows (Note A)	1,200	5
Other assets	288	290
Investment property:
Land	714	714
Buildings and related personal property	8,829	8,702
	9,543	9,416
Less accumulated depreciation	(5,857)	(5,580)
	3,686	3,836
	$ 5,355	$ 4,345

Liabilities and Partners' Deficit
Liabilities related to assets held for sale
Accounts payable	$ 14	$ 41
Tenant security deposit liabilities	39	41
Accrued property taxes	54	68
Other liabilities	119	121
Due to affiliates (Notes A and B)	111	--
Deferred revenue (Note A)	1,101	--
Mortgage notes payable (Note C)	8,138	8,204
	9,576	8,475

Partners' Deficit
General partners	(105)	(104)
Limited partners (17,341 units outstanding)	(4,116)	(4,026)
	(4,221)	(4,130)
	$ 5,355	$ 4,345

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued
operations:
Revenues:
Rental income	$ 393	$ 378	$ 1,171	$ 1,106
Other income	49	46	141	132
Total revenues	442	424	1,312	1,238

Expenses:
Operating	184	185	536	589
General and administrative	46	44	101	95
Depreciation	93	79	277	231
Interest	143	144	430	414
Property taxes	18	18	59	61
Total expenses	484	470	1,403	1,390

Net loss	$ (42)	$ (46)	$ (91)	$ (152)

Net loss allocated to
general partners (1%)	$ --	$ --	$ (1)	$ (2)
Net loss allocated to
limited partners (99%)	(42)	(46)	(90)	(150)

	$ (42)	$ (46)	$ (91)	$ (152)

Net loss per limited
partnership unit	$ (2.42)	$ (2.65)	$ (5.19)	$ (8.65)

Distribution per limited
partnership unit	$ --	$ 49.02	$ --	$ 49.02

      See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	17,343	$ 2	$17,343	$17,345

Partners' deficit at
December 31, 2007	17,341	$ (104)	$(4,026)	$(4,130)

Net loss for the nine months
ended September 30, 2008	--	(1)	(90)	(91)

Partners' deficit at
September 30, 2008	17,341	$ (105)	$(4,116)	$(4,221)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (91)	$ (152)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	277	231
Amortization of loan costs	14	11
Change in accounts:
Receivables and deposits	1	(12)
Other assets	(12)	(13)
Accounts payable	1	7
Tenant security deposit liabilities	(2)	3
Accrued property taxes	(14)	(12)
Due to affiliates	12	(198)
Other liabilities	(2)	(13)
Net cash provided by (used in) operating
activities	184	(148)

Cash flows from investing activities:
Property improvements and replacements	(155)	(252)
Net (deposits to) withdrawals from restricted escrows	(1,195)	7
Deferred sale revenue	1,200	--
Net cash used in investing activities	(150)	(245)

Cash flows from financing activities:
Payments on mortgage notes payable	(66)	(171)
Proceeds from mortgage note payable	--	2,300
Loan costs paid	--	(47)
Distribution to partners	--	(850)
Advances from affiliate	--	188
Repayment of advances from affiliate	--	(925)
Net cash (used in) provided by financing
activities	(66)	495

Net (decrease) increase in cash and cash equivalents	(32)	102
Cash and cash equivalents at beginning of period	155	124
Cash and cash equivalents at end of period	$ 123	$ 226

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 416	$ 467
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 21
Deferred sale revenue included in due to affiliates	$ 99	$ --

At December 31, 2007, accounts payable included approximately $28,000 of property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty VII Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for both the three and nine months ended September 30, 2008 and 2007 are presented to reflect the operations of Governor’s Park Apartments as discontinued operations. The Partnership entered into a sale contract on September 29, 2008 to sell Governor’s Park Apartments to a third party, with an expected closing date of October 22, 2008 (see Note E – Subsequent Event). In connection with the sale contract, the Partnership received a deposit of approximately $1,200,000, approximately $99,000 of which was subsequently allocated to other partnerships affiliated with the Corporate General Partner and is included in due to affiliates at September 30, 2008. This amount was paid to the affiliated partnerships subsequent to September 30, 2008. The entire deposit was recorded as a restricted escrow and the deposit applicable to the Partnership was recorded as deferred revenue. The respective assets and liabilities of Governor’s Park Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $61,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $56,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $8,000 and $21,000, respectively. At September 30, 2008, approximately $12,000 of accountable administrative expenses remain unpaid and are included in due to affiliates. No such amounts were due at December 31, 2007. Subsequent to September 30, 2008, this amount was paid to affiliates of the Corporate General Partner.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $188,000 to fund financing costs related to the second mortgage obtained on Governor’s Park Apartments, operations and capital improvements at Governor’s Park Apartments. There were no such advances during the nine months ended September 30, 2008. Interest was charged at the prime rate plus 2% and interest expense was approximately $60,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Partnership repaid the outstanding principal and accrued interest due of approximately $1,042,000 with proceeds from the second mortgage obtained on Governor’s Park Apartments.  At September 30, 2008 and December 31, 2007, there were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $40,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Financing

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $2,300,000 on Governor’s Park Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $14,000 beginning on October 1, 2007 through the March 1, 2020 maturity date with a balloon payment of approximately $1,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to March 1, 2021.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.  Total capitalized loan costs associated with the second mortgage were approximately $59,000, approximately $47,000 of which were capitalized during the nine months ended September 30, 2007, and are included in other assets.

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

Note D - Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note E – Subsequent Event

On October 22, 2008, the Partnership sold Governor’s Park Apartments to a third party for a gross sale price of $11,000,000. The net proceeds realized by the Partnership were approximately $10,903,000 after payment of closing costs of approximately $97,000. The purchaser assumed the mortgage debt encumbering the property of approximately $8,130,000. The Partnership anticipates recognizing a gain of approximately $7,185,000 during the fourth quarter of 2008 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on early extinguishment of debt of approximately $239,000 due to the write-off of unamortized loan costs. Subsequent to September 30, 2008, the Partnership distributed approximately $2,119,000 ($122.20 per limited partnership unit) of the net proceeds from the sale to its limited partners.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

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

Results of Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of discontinued operations included in “Item 1. Financial Statements” for both the three and nine months ended September 30, 2008 and 2007 are presented to reflect the operations of Governor’s Park Apartments as discontinued operations. The Partnership entered into a sale contract on September 29, 2008 to sell Governor’s Park Apartments to a third party, with an expected closing date of October 22, 2008 (see “Note E – Subsequent Event” to the consolidated financial statements included in “Item 1. Financial Statements”). In connection with the sale contract, the Partnership received a deposit of approximately $1,200,000, approximately $99,000 of which was allocated to other partnerships affiliated with the Corporate General Partner and is included in due to affiliates at September 30, 2008. This amount was paid to the affiliated partnerships subsequent to September 30, 2008. The entire deposit was recorded as a restricted escrow and the deposit applicable to the Partnership was recorded as deferred revenue. The respective assets and liabilities of Governor’s Park Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007.

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $42,000 and $91,000, respectively, compared to net losses of approximately $46,000 and $152,000 for the corresponding periods in 2007. Net loss remained relatively constant for the three months ended September 30, 2008, as an increase in total revenues was substantially offset by an increase in total expenses. The decrease in net loss for the nine months ended September 30, 2008 is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased for both the three and nine months ended September 30, 2008 due to an increase in rental income. Also contributing to the increase in total revenues for the nine months ended September 30, 2008 is an increase in other income, which remained relatively constant for the three months ended September 30, 2008. Rental income increased for both periods due to increases in occupancy and the average rental rate at the Partnership’s investment property. The increase in other income for the nine months ended September 30, 2008 is primarily due to an increase in utility reimbursements at the property.

Total expenses increased for the three months ended September 30, 2008 due to an increase in depreciation expense. Operating and interest expenses remained relatively constant for the three months ended September 30, 2008. Total expenses increased for the nine months ended September 30, 2008 due to increases in depreciation and interest expenses, partially offset by a decrease in operating expenses. Property tax and general and administrative expenses remained relatively constant for both periods. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Governor’s Park Apartments. Interest expense increased for the nine months ended September 30, 2008 due to a higher average debt balance as a result of the second mortgage obtained on the property, partially offset by a decrease in interest on advances from AIMCO Properties, L.P. as a result of the repayment of the advance balance during the nine months ended September 30, 2007. Operating expenses decreased for the nine months ended September 30, 2008 primarily due to decreases in contract services, payroll related expenses and repairs resulting from minor casualties which occurred during the nine months ended September 30, 2007.

Included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $123,000, compared to approximately $226,000 at September 30, 2007. Cash and cash equivalents decreased approximately $32,000, from December 31, 2007, due to approximately $150,000 and $66,000 of cash used in investing and financing activities, respectively, partially offset by approximately $184,000 of cash provided by operating activities. Cash used in investing activities consisted of a deposit to a restricted escrow related to the deposit received for the potential sale of Governor’s Park Apartments and property improvements and replacements, partially offset by the deferred recognition of the potential proceeds from the sale. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Governor’s Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $127,000 of capital improvements at Governor’s Park Apartments, consisting primarily of kitchen and bath improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership sold the property to a third party on October 22, 2008.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $2,300,000 on Governor’s Park Apartments.  The second mortgage bears interest at 5.93% per annum, requires monthly payments of principal and interest of approximately $14,000 beginning on October 1, 2007 through the March 1, 2020 maturity date with a balloon payment of approximately $1,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to March 1, 2021.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the second mortgage were approximately $59,000, approximately $47,000 of which were capitalized during the nine months ended September 30, 2007, and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Governor’s Park Apartments. The modification of terms consisted of a fixed interest rate of 7.12%, monthly payments of principal and interest of approximately $40,000, commencing October 1, 2007 through its maturity of March 1, 2022, with a balloon payment of approximately $4,500,000 due at maturity. The previous terms consisted of monthly payments of principal and interest of approximately $55,000 with a fixed interest rate of 7.12% through its maturity of March 1, 2022, at which time the loan was scheduled to be fully amortized. In connection with the sale of Governor’s Park Apartments on October 22, 2008, the purchaser assumed the mortgages encumbering the property.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine months Ended	Partnership	Nine months Ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Financing (1)	$ --	$ --	$850	$49.02

(1)   Proceeds from the April 2002 refinancing of the first mortgage and the August 2007 second mortgage obtained on Governor’s Park Apartments.

Subsequent to September 30, 2008, the Partnership distributed approximately $2,119,000 ($122.20 per limited partnership unit) of the net proceeds received from the October 2008 sale of Governor’s Park Apartments. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

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

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating
activities	$ 184	$ (148)
Payments on mortgage notes payable	(66)	(171)
Property improvements and replacements	(155)	(252)
Changes in restricted escrows, net	5	7
Changes in reserves for net operating
liabilities	16	238

Net cash used in operations	$ (16)	$ (326)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, the Partnership was charged less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

10(i)   (g)       Agreement for Purchase and Sale and Joint Escrow Instructions between Governor’s Park Apartments VII Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 29, 2008(Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008).

10(i)   (h)       First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Governor’s Park Apartments VII Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 30, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008).

10(i)   (i)       Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Governor’s Park Apartments VII Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 2, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008).

10(i)   (j)       Third Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Governor’s Park Apartments VII Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 22, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 22, 2008).

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