Form 10-Q
period 2009-03-31
SHELTER PROPERTIES VII LTD PARTNERSHIP
filed 2009-05-12
CIK 758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands)

	March 31, 2009	December 31, 2008
Assets	(Unaudited)	(Note)
Cash and cash equivalents	$ 52	$ 538
Receivables	20	--
	72	538

Liabilities
Other liabilities	--	46
Estimated costs during the period of
liquidation	28	60
	28	106

Net assets in liquidation	$ 44	$ 432

Note: The consolidated statement of net assets in liquidation at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended

March 31, 2009

Net assets in liquidation at January 1, 2009	$ 432

Payment of non-resident withholding	20
Distributions paid	(399)
Costs paid during liquidation period	(9)
Net assets in liquidation at end of period	$ 44

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended March 31, 2008

Loss from continuing operations	$ --
Loss from discontinued operations:
Revenues:
Rental income	389
Other income	38
Total revenues	427

Expenses:
Operating	174
General and administrative	29
Depreciation	91
Interest	144
Property taxes	21
Total expenses	459

Net loss	$ (32)

Net loss allocated to general partners (1%)	$ --
Net loss allocated to limited partners (99%)	(32)
$ (32)

Net loss per limited partnership unit	$ (1.85)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended March 31, 2008

Cash flows from operating activities:
Net loss	$ (32)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	91
Amortization of loan costs	5
Change in accounts:
Receivables and deposits	--
Other assets	(25)
Accounts payable	35
Accrued property taxes	(16)
Tenant security deposit liabilities	1
Other liabilities	(4)
Due to affiliates	--
Net cash provided by operating activities	55

Cash flows from investing activities:
Property improvements and replacements	(70)
Net deposits to restricted escrow	(13)
Net cash used in investing activities	(83)

Cash flows used in financing activities:
Payments on mortgage notes payable	(22)

Net decrease in cash and cash equivalents	(50)
Cash and cash equivalents at beginning of period	155
Cash and cash equivalents at end of period	$ 105

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 139
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 11

At December 31, 2007, accounts payable included approximately $28,000 of property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of October 31, 2008, Shelter Properties VII Limited Partnership (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).  The general partner responsible for management of the Partnership's business is Shelter Realty VII Corporation ("the Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The accompanying unaudited consolidated financial statements of Shelter Properties VII Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of discontinued operations for the three months ended March 31, 2008 has been restated to reflect the operations of Governor’s Park Apartments as loss from discontinued operations as a result of the property’s sale to a third party on October 22, 2008.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting at October 31, 2008, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $71,000. The net adjustment is summarized as follows:

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

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 for the three months ended March 31, 2008, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $16,000 for the three months ended March 31, 2008 which is included in general and administrative expenses and investment property for the three months ended March 31, 2008. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 were construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the period from January 1 through October 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration.

Note D – Disposition of Investment Property

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

Note E - Contingencies

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at October 31, 2008 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Corporate General Partner’s estimates as of the date of the financial statements.

During the three months ended March 31, 2009, net assets in liquidation decreased by approximately $388,000. The decrease in net assets in liquidation is due to distributions to the limited partners, and costs incurred during the liquidation period, partially offset by non-resident state tax paid on behalf of the limited partners that will be settled with the liquidating distribution.

The statement of net assets in liquidation as of March 31, 2009 includes approximately $28,000 of costs that the Corporate General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2009.  Because the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three	Per Limited	Three	Per Limited
	Months Ended	Partnership	Months Ended	Partnership
	March 31, 2009	Unit	March 31, 2008	Unit

Sale(1)	$ 399	$23.01	$ --	$ --

(1)   Proceeds from the October 2008 sale of Governor’s Park Apartments.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statement of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

Three Months Ended
March 31, 2008
(in thousands)
Net cash provided by operating activities	$ 55
Payments on mortgage notes payable	(22)
Property improvements and replacements	(70)
Changes in restricted escrow, net	(13)
Changes in reserves for net operating
liabilities	9

Net cash used in operations	$ (41)

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,180 limited partnership units (the "Units") in the Partnership representing 64.47% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SHELTER PROPERTIES VII LIMITED PARTNERSHIP

By: Shelter Realty VII Corporation
Corporate General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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